Form 10QSB
period 2007-10-31
BARRICODE, INC.
filed 2007-12-04
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: October 31, 2007


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-143750


                                 BARRICODE, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                   20-4662814
________________________________________       _________________________________
(State of Incorporation or organization)       (IRS Employer Identification No.)


                             112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 284-3769
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2007, the registrant had 17,475,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one).
                                 Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS ............................................. 3

          Interim Balance Sheets as of October 31, 2007 and April 30, 2007
          (audited)......................................................... 4

          Interim Statements of Operations for six months ended October 31, 2007; six months ended October 31, 2006 and cumulative from inception (April 3, 2006) to October 31, 2007..................... 5

          Interim Statement of Stockholders' Equity (Deficit) from inception
          (April 3, 2006) to October 31, 2007............................... 6

          Interim Statements of Cash Flows for six months ended October 31, 2007; six months ended October 31, 2006 and cumulative results from inception (April 3, 2006) to October 31, 2007................ 7

          Notes to Interim Financial Statements to October 31, 2007......... 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12

ITEM 3.   CONTROLS AND PROCEDURES ..........................................14

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

ITEM 5.   OTHER INFORMATION.................................................15

ITEM 6.   EXHIBITS..........................................................15

          SIGNATURES........................................................16

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2007




















INTERIM BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENT OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENT


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                             October 31, 2007       April 30, 2007
                                                                                                      (Audited)
__________________________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
      Cash                                                                       $ 15,168              $ 26,112
      Prepaid Expense                                                                   -                     -
__________________________________________________________________________________________________________________
                                                                                   15,168                26,112
==================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Due to related party (Note 5)                                              $  1,279              $  1,279
      Accrual of Expenses                                                           6,814                 7,428
__________________________________________________________________________________________________________________
                                                                                    8,093                 8,707


STOCKHOLDERS' EQUITY (DEFICIT)
      Capital stock (Note 4)
      Authorized 75,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding 17,475,000 shares of common stock at
      April 30, 2007 and October 31, 2007                                          17,475                17,475
      Additional paid-in capital                                                    9,900                 9,900
      Share subscription receivable                                                     -                     -
      Deficit accumulated during the development stage                            (20,300)               (9,970)
__________________________________________________________________________________________________________________
Total Stockholders' Equity                                                          8,354                17,405
__________________________________________________________________________________________________________________
Total liabilities & Stockholders' Equity                                         $ 15,168              $ 26,112
==================================================================================================================

   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                      Cumulative from
                                                                                      inception(April
                                        Six months ended       Six months ended       3, 2006) to
                                        October 31, 2007       October 31, 2006       October 31, 2007
______________________________________________________________________________________________________

EXPENSES

   Office and general                      $     2,330            $        18            $   4,300
   Professional fees                             8,000                      -               16,000
______________________________________________________________________________________________________
NET LOSS                                   $   (10,330)           $       (18)           $ (20,300)
======================================================================================================

BASIC AND DILUTED LOSS PER SHARE           $      0.00            $      0.00
======================================================================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                        16,377,047             14,315,758
======================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (APRIL 3, 2006) TO OCTOBER 31 2007)

                                   (UNAUDITED)

                                                                                         Deficit
                                                   Common Stock                        Accumulated
                                               ____________________     Additional     During the
                                               Number of                 Paid-in       Development     Subscription
                                                shares      Amount       Capital          Stage         Receivable       Total
________________________________________________________________________________________________________________________________

Balance, April 3,2006                                   -   $     -       $    -        $       -        $      -       $      -

Common stock issued at $0.001 per share on
April 26, 2006                                 15,000,000    15,000            -                -         (15,000)             -

Net loss for year ended April 30, 2006                  -         -            -           (1,279)              -         (1,279)
________________________________________________________________________________________________________________________________

Balance, April 30, 2006                        15,000,000    15,000            -           (1,279)        (15,000)        (1,279)

Proceeds received from share subscriptions
  receivable                                            -         -            -                -          15,000         15,000

Common stock issued at $0.005 per share.
  (May 1, 2006 to April 30, 2007)               2,475,000     2,475        9,900                -               -         12,375

Net loss for year ended April 30, 2007                  -         -            -           (8,691)              -         (8,691)
________________________________________________________________________________________________________________________________

Balance, April 30, 2007                        17,475,000   $17,475       $9,900        $  (9,970)       $      -       $ 17,405

Net loss for period ended October 31, 2007                                                (10,330)                       (10,330)

Balance, October 31, 2007                      17,475,000   $17,475       $9,900        $ (20,300)       $      -       $  7,075
================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      Cumulative results
                                                                                      of operations from
                                                                                      inception(April
                                        Six months ended       Six months ended       3, 2006) to
                                        October 31, 2007       October 31, 2006       October 31, 2007
________________________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $ (10,330)             $     (18)              $ (20,300)

Changes in operating assets
and liabilities
   Prepaid Expense                                 -                      -                       -
   Accrual of Expenses                          (614)                     -                   6,814
________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES           (10,944)                   (18)                (13,486)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                 -                 27,375                  27,375
Amounts due to related party                       -                      -                   1,279
________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                 -                      -                  28,654

NET INCREASE (DECREASE) IN CASH              (10,944)               (27,357)                 15,168

CASH, BEGINNING                               26,112                      -                       -
________________________________________________________________________________________________________

CASH, ENDING                               $  15,168              $  27,357               $  15,168
========================================================================================================

Supplemental cash flow information:
Cash paid for:
  Interest                                 $       -              $       -               $       -
========================================================================================================
  Income taxes                             $       -              $       -               $       -
========================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 2007


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Barricode, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $20,300 The Company was incorporated on April 3, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the Computer Network Security Software industry with two planned proprietary technologies, ChainMail Pro, a document and email encryption software and Impasse which is a computer network intrusion monitor.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,550,000 shares at $0.005 per share. As of October 31, 2007, the Company had issued 15,000,000 Founders shares at $0.001 per share for proceeds of $15,000, and 2,475,000 shares at $0.005 per share for proceeds of $12,375, which have been received by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

________________________________________________________________________________

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "SHARE-BASED PAYMENT." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on our results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "SHARE-BASED PAYMENT," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or NOTE 2 - under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize

________________________________________________________________________________

changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 4 - CAPITAL STOCK
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of October 31, 2007, the sole Director had purchased 15,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $15,000.

PRIVATE PLACEMENT

On April 26, 2006, the Company authorized a private placement offering of up to 2,550,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $12,750. As of April 30, 2007, the Company had issued 2,475,000 shares at $0.005 per share and received $12,375 from the sale of its private placement stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of October 31, 2007, the Company received advances from a Director in the amount of $1,279 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of October 31, 2007, the Company had net operating loss carry forwards of approximately $20,300 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 - SUBSEQUENT EVENT
________________________________________________________________________________

The SB-2 filed with the Securities and Exchange Commission became effective as at November 2, 2007.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Barricode, Inc. (" the Company," "we," "us," and "our" refer to Barricode, Inc.) was incorporated in the State of Nevada as a for-profit company on April 3, 2006. Barricode is a development-stage company organized to enter into the computer security software industry specializing in the packaging, sales, distribution and support of user-friendly open-source network security software. Our low cost security software products and services will add value to open-source code supplied by independent third party providers.

The Company goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and networks. Our "set it and forget it" approach frees the user to concentrate on work that make them more productive while the security of their systems is monitored automatically in the background.

Barricode plans to provide three network security products. The first is ChainMail, an easy to use freeware document protection (encryption) application. ChainMail will allow users to encrypt outgoing email messages and decrypt incoming messages. The second product is ChainMail Pro, a retail version of ChainMail that will have more features and functionality than the freeware version. The third is Impasse, a network intrusion detection application which monitors networks and detects activity that indicates the presence of an intruder on the network.

The Company did not generate any revenue during the quarter ended October 31, 2007.

Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favourable terms, if at all.

The company intends to launch three main products; ChainMail is an easy to use document protection (encryption) application that we plan to provide as freeware. ChainMail Pro is a retail version of ChainMail that will have more features and functionality than the freeware version. Impasse is our planned network intrusion detection application that will monitor network activity and detect activity that indicates the presence of an intruder. This software is intended to work seamlessly in the background with minimal intervention by the computer user. The company believes that computer users wish to use computers to be more productive and do not wish to spend time leaning to use new applications or initiate security routines on a day-to-day basis.

Over the next 12 months the company must raise capital and start the procurement of our security software systems.

Our initial activity will be to obtain open-source e-mail encryption and network intrusion software applications that we can customize to provide initial freeware security applications to a wide variety of computer users. The estimated cost of these application is $7,000.

The company's primary revenue stream will be derived from subscribers who will pay a recurring monthly fee to obtain security threat updates and computer protection software. We expect the majority of subscribers will pay for the material by using a credit card. A small percentage of the subscribers, less than two percent (2%), are expected to pay by using a money order sent via the post office. We will contract with a third party e-commerce gateway provider to support our e-commerce transactions software required to distribute and receive payment for our proposed software products. We expect this license to cost $7,000.

Barricode, Inc will develop and operate a website which will feature the current products and news of our futured products. Product documentation including user's manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

The final stage is procuring client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

We also plan to initiate our marketing initiative from which we expect to attract a large number of customers (personal and institutional computer network users) for our security systems. The marketing plan, which includes advertising in trade journals and attendance at industry trade shows is estimated to cost $15,000.

If we receive a positive reaction from our potential customers, we will attempt to raise money through a private placement, public offering or through loans to purchase additional inventory or finance large product orders.

At the present time, we have not made any arrangements to raise any additional cash. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our systems development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise sufficient funding. Attempting to raise capital after failing in any phase of our software procurement plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations.

Management does not plan to hire employees at this time. Our sole officer and director will be responsible for the initial product sourcing. Once the company begins building its Internet website, it will hire an independent consultant to build the site. The company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $43,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Mr. Delaney has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

31.1    Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2    Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1    Section 1350 Certification of Chief Executive Officer

32.2    Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BARRICODE, INC.


                           By: /s/ TOM DELANEY
                               _________________________________________________
                                   Tom Delaney
                                   President, Secretary Treasurer,
                                   Principal Executive Officer,
                                   Principal Financial Officer and sole Director


Dated:  December 4, 2007