Form 10QSB
period 2008-01-31
BARRICODE, INC.
filed 2008-03-10
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended: January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                       Commission File Number: 333-143750


                                 BARRICODE, INC.
         ________________________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2008, the registrant had 17,475,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one).        Yes [ ] No [X]

                                      Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements .............................................   3

Interim Balance Sheets as of January 31, 2008 and April 30, 2007(audited).   4

Interim Statements of Operations for nine months ended January 31, 2008;
nine months ended January 31, 2007 and cumulative from inception (April 3,
2006) to January 31, 2008.................................................   5

Interim Statement of Stockholders' Equity (Deficit)
from inception (April 3, 2006) to January 31, 2008 .......................   6

Interim Statements of Cash Flows for nine months ended January 31, 2008;
nine months ended January 31, 2007 and cumulative results from inception
(April 3, 2006) to January 31, 2008.......................................   7

Notes to Interim Financial Statements to January 31, 2008.................   8

Item 2. Management's Discussion and Analysis
or Plan of Operation......................................................  12

Item 3. Controls and Procedures ..........................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......  15

Item 3. Defaults Upon Senior Securities ..................................  15

Item 4. Submission of Matters to a Vote of Security Holders ..............  15

Item 5. Other Information ................................................  15

Item 6. Exhibits .........................................................  15

Signature.................................................................  16

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                JANUARY 31, 2008




















INTERIM BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENT OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENT


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                      January 31, 2008     April 30, 2007
                                                                                             (Audited)
_________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                $  12,861            $ 26,112
     Prepaid Expense                                                             -                   -
_________________________________________________________________________________________________________
Total Assets                                                                12,861              26,112
=========================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Due to related party (Note 5)                                       $   1,279            $  1,279
     Accrual of Expenses                                                     8,053               7,428
_________________________________________________________________________________________________________
Total Liabilities                                                            9,332               8,707
_________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)
     Capital stock (Note 4) Authorized 75,000,000 shares of
        common stock, $0.001 par value,Issued and outstanding
        17,475,000  shares of common stock at  April 30, 2007
        and January 31, 2008                                                17,475              17,475
     Additional paid-in capital                                              9,900               9,900
     Share subscription receivable                                               -                   -
     Deficit accumulated during the development stage                      (23,846)              (9,970)
_________________________________________________________________________________________________________
Total Stockholders' Equity                                                   3,529              17,405
_________________________________________________________________________________________________________
Total liabilities & Stockholders' Equity                                 $  12,861            $ 26,112
=========================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                     Cumulative from
                                                                                   inception (April 3,
                                       Nine months ended     Nine months ended       2006) to January
                                       January 31, 2008     January 31, 2007            31, 2008
______________________________________________________________________________________________________

EXPENSES

     Office and general                   $    (3,376)         $       (87)             $  (5,347)
     Professional fees                        (10,500)              (6,000)               (18,500)
______________________________________________________________________________________________________
NET LOSS                                  $   (13,876)         $    (6,087)             $ (23,847)
======================================================================================================


BASIC AND DILUTED LOSS PER SHARE          $      0.00          $      0.00
======================================================================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                        16,528,716           15,276,485
======================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (APRIL 3, 2006) TO JANUARY 31, 2008)

                                   (UNAUDITED)

                                                                                         Deficit
                                                   Common Stock                        Accumulated
                                               ____________________     Additional     During the
                                               Number of                 Paid-in       Development    Subscription
                                                shares       Amount      Capital          Stage        Receivable        Total
________________________________________________________________________________________________________________________________

Balance, April 3,2006                                   -    $     -      $    -        $       -       $       -      $       -

Common stock issued at $0.001 per share        15,000,000     15,000           -                -         (15,000)             -
   on April 26, 2006
Net loss for year ended April 30, 2006                  -          -           -           (1,279)              -         (1,279)
________________________________________________________________________________________________________________________________

Balance, April 30, 2006                        15,000,000     15,000           -           (1,279)        (15,000)        (1,279)

Proceeds received from share subscriptions              -          -           -                -          15,000         15,000
   receivable

Common stock issued at $0.005 per share.
  (May 1, 2006 to April 30, 2007)               2,475,000      2,475       9,900                -               -         12,375

Net loss for year ended April 30, 2007                  -          -           -           (8,691)              -         (8,691)
________________________________________________________________________________________________________________________________

Balance, April 30, 2007                        17,475,000    $17,475      $9,900        $  (9,970)      $       -      $  17,405

Net loss for period ended January 31, 2008              -          -           -          (13,876)              -        (13,876)

Balance, January 31, 2008                      17,475,000    $17,475      $9,900        $ (23,846)      $       -      $   3,529
================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                                                           Cumulative results
                                                                                                           of operations from
                                                                   Nine months          Nine months        inception (April 3,
                                                                      Ended                Ended            2006) to January
                                                                 January 31, 2008     January 31, 2007          31, 2008
______________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (13,876)            $ (6,087)             $(23,846)
Changes in operating assets and liabilities
     Prepaid Expense                                                        -                    -                     -
     Accrual of Expenses                                                  625                6,028                 8,053
______________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                                    (13,251)                 (58)              (15,794)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                          -               27,375                27,375
Amounts due to related party                                                -                    -                 1,279
______________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                          -                    -                28,654
______________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                       (13,251)              27,317                12,861

CASH, BEGINNING                                                        26,112                    -                     -
______________________________________________________________________________________________________________________________

CASH, ENDING                                                        $  12,861             $ 27,317              $ 12,861
==============================================================================================================================

Supplemental cash flow information:
Cash paid for:
     Interest                                                       $       -             $      -              $      -
     Income Taxes                                                   $       -             $      -              $      -
==============================================================================================================================

NON-CASH ACTIVITIES
     Stock issued for services                                      $       -             $      -              $      -
     Stock issued for accounts payable                              $       -             $      -              $      -
     Stock issued for notes payable                                 $       -             $      -              $      -
     Stock issued for convertible debentures and interest           $       -             $      -              $      -
     Convertible debentures issued for services                     $       -             $      -              $      -
     Warrants issued                                                $       -             $      -              $      -
     Stock issued for penalty on default of convertible debenture   $       -             $      -              $      -
     Note payable issued for finance charges                        $       -             $      -              $      -
     Forgiveness of not payable and accrued interest                $       -             $      -              $      -
     Stock issued for investment.                                   $       -             $      -              $      -
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Barricode, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $23,846 The Company was incorporated on April 3, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the Computer Network Security Software industry with two planned proprietary technologies, ChainMail Pro, a document and email encryption software and Impasse which is a computer network intrusion monitor.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,550,000 shares at $0.005 per share. As of January 31, 2008, the Company had issued 15,000,000 Founders shares at $0.001 per share for proceeds of $15,000, and 2,475,000 shares at $0.005 per share for proceeds of $12,375, which have been received by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended January 31, 2008 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and January 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

LOSS PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at January 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140", but they will not have a material effect in the

COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations

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

As of January 31, 2008, the sole Director had purchased 15,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $15,000.

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

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of January 31, 2008, the Company received advances from a Director in the amount of $1,279 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2008


NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of January 31, 2008, the Company received advances from a Director in the amount of $1,279 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of January 31, 2008, the Company had net operating loss carry forwards of approximately $23,846 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 - EVENTS
________________________________________________________________________________

The SB-2filed with the Securities and Exchange Commission became effective as at November 2, 2007.

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

The Company goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and networks. Our "set it and forget it" approach frees the user to concentrate on work that make them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.

Barricode plans to provide three network security products. The first will be ChainMail, an easy to use freeware document protection (encryption) application. ChainMail will allow users to encrypt outgoing email messages and decrypt incoming messages. The second product is ChainMail Pro, a retail version of ChainMail that will have more features and functionality than the freeware version. The third is Impasse, a network intrusion detection application which monitors networks and detects activity that indicates the presence of an intruder on the network.

We did not earn any revenues during the three-month period ending January 31, 2008. During the period we incurred operating expenses of $13,876 comprising of professional fees in the amount of $10,500 and office and administrative expenses of $3,376.

Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, the plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

The company intends to launch three main products; the first is ChainMail is an easy to use document protection (encryption) application that we plan to provide as freeware. The second product is ChainMail Pro is a retail version of ChainMail that will have more features and functionality than the freeware version. Impasse, our third product, is our planned network intrusion detection application that will monitor network activity and detect activity that indicates the presence of an intruder. This software is intended to work seamlessly in the background with minimal intervention by the computer user. The company believes that computer users use computers for personal and business reasons and do not wish to reduce their productivity by spending the time to learn and use new applications or initiate security processes on a daily basis.

Over the next 12 months the company must raise capital and start the procurement of our security software systems.

We plan to obtain open-source e-mail encryption and network intrusion software applications that we can customize to provide initial freeware security applications to a wide variety of computer users. The estimated cost to customize these applications is $7,000.

The company's primary revenue stream will be derived from subscribers who will pay a recurring monthly fee to obtain security threat updates and computer protection software enhancements. We expect the majority of subscribers will pay for the material by using a credit card. A small percentage of the subscribers, less than two percent (2%), are expected to pay using a money order sent via the post office. We will contract with a third party e-commerce gateway provider to support our e-commerce transactions software required to distribute and receive payment for our proposed software products. We expect this license to cost $7,000.

Barricode, Inc will develop and operate a website which will feature the current products and news of our future products. Product documentation including user's manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

The final stage will be to procure client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

We also plan to initiate our marketing initiative out of which we expect to attract a large number of customers (personal and institutional computer network users) for our security systems. The marketing plan, which includes advertising in trade journals and attendance at industry trade shows, is estimated to cost $15,000.

At the present time, we have not made any arrangements to raise any additional cash to support and enhance product development. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Management does not plan to hire employees at this time. Our sole officer and director will be responsible for the initial product development. Once the company has product to market over the Internet, we will hire an independent consultant to build our website. The company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

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

Dated:  March 10, 2008