Form 10-K
period 2008-04-30
BARRICODE, INC.
filed 2008-06-27
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2008
                                       or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from ________________ to __________________


                       Commission File Number 333-143750


                                 BARRICODE, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                                20-4662814
______________________________                               ___________________
State or other jurisdiction of                                  (IRS Employer
incorporation or organization                                Identification No.)


112 North Curry Street Carson City, Nevada                              89703
__________________________________________                            __________
 (Address of principal executive offices)                             (Zip Code)


       Registrant's telephone number, including area code (775) 284-3769


      Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ________________
                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the latest business day of the registrant's most recently completed second fiscal quarter: As of April 30, 2008, the aggregate value of voting and no-voting common equity held by non-affiliates was $12,375.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

                                     PART I

Item 1.     Business                                                         4
Item 1A.    Risk Factors                                                     5
Item 1B     Unresolved Staff Comments                                        5
Item 2      Properties                                                       5
Item 3      Legal Proceedings                                                5
Item 4      Submission of Matters to a Vote of Security Holders              5

                                     PART II

Item 5      Market Price for the Registrant's Common Equity, Related         6
            Stockholder Matters and Issuer Purchases of Equity Securities
Item 6      Selected Financial Data                                          6
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         6
Item 7A     Quantitative and Qualitative Disclosure about Market Risk        7
Item 8      Financial Statements and Supplementary Data                      7
Item 9      Changes an Disagreements With Accountants on Accounting and
            Financial Disclosure                                            18
Item 9A     Controls and Procedures                                         18
Item 9A(T)  Controls and Procedures                                         19
Item 9B     Other Information                                               19

                                    PART III

Item 10     Directors and Executive Officers, Promoters and Control
            Persons                                                         19
Item 11     Executive Compensation                                          20
Item 12     Security Ownership of Certain Beneficial Owners and Management  21
Item 13     Certain Relationships and Related Transactions and Director
            Independence                                                    21
Item 14     Principal Accounting Fees and Services                          21

                                     PART IV

Item 15     Exhibits and Financial Statement Schedules                      22

                                     PART I

Item 1. Business

Overview

Barricode, Inc. (" the Company," "we," "us," "it" and "our" refer to Barricode, Inc.) was incorporated in the State of Nevada as a for-profit company on April 3, 2006. Barricode is a development-stage company organized to enter into the computer security software industry specializing in the packaging, sales, distribution and support of user-friendly open-source network security software. Our low cost security software products and services will add value to open-source code supplied by independent third party providers.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

The Company goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and networks. Our "set it and forget it" approach frees the user to concentrate on work that makes them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.

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

Plan of Operation

The company is attempting to raise capital and start the procurement of our security software systems. If we are unable to complete any phase of our systems development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise sufficient funding. Attempting to raise capital after failing in any phase of our software procurement plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations. If we have to have to reduce or cease our business activities due to lack of funding we have no plans to engage in any other business or enterprise.

We require capital to launch our business plans which consists of the following steps;

     (1) To obtain open-source e-mail encryption and network intrusion software applications that we can customize to provide initial freeware security applications to a wide variety of computer users. The estimated cost to customize these applications is $7,000.

     (2) To obtain a license from a gateway provider to support our e-commerce transactions software required to distribute and receive payment for our proposed software products. We expect this license to cost $7,000. The company's primary revenue stream will be derived from subscribers who will pay a recurring monthly fee to obtain security threat updates and computer protection software enhancements. We expect the majority of subscribers will pay for the material by using a credit card. A small percentage of the subscribers, less than two percent (2%), are expected to pay using a money order sent via the post office.

     (3) To develop and operate a website which will feature the current products and news of our future products. Product documentation including user's manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

     (4) The final stage will be to procure client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

We also plan to initiate our marketing initiative out of which we expect to attract a large number of customers (personal and institutional computer network users) for our security systems. The marketing plan, which includes advertising in trade journals and attendance at industry trade shows, is estimated to cost $15,000.

We will compete directly with larger companies like Symantec, Cisco, Checkpoint, ISS, IBM and Microsoft as well as other smaller companies that produce security software. We feel that with our focus on ease-of-use and seamless background operation there is a considerable opportunity for us in this market. The features of Barricode proposed network security products that will make them stand out from the competition are primarily ease-of-use and seamless background functionality. Others in the market are able to provide products that have similar functionality. However, our competitors' products are often difficult to use and require that the user have an understanding of security issues and an above average level of technical proficiency with computers. The ease of use of our proposed network security applications will distinguish it from competing products in the market.

Barricode has no employees and management does not plan to hire employees at this time. Our sole officer and director will be responsible for the initial product development. Once we have our product available to the market over the Internet, we will hire an independent consultant to build our website. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to purchase or sell a plant or significant equipment in the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties and hae not entered into any long term lease or rental agreements for property. We currently rents shared office space on a monthly basis, located at Suite112 North Curry Street, Carson City, Nevada, 89703 and our telephone number is (775) 284-3769 and the fax is
(775) 546-6150. Management believes that its present office facilities are sufficient to accommodate our business requirements up to and until such a time that we begin operations.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated by any party.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

 None

                                     PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company's common shares are not currently listed on any exchange nor are its common shares quoted on any public medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

As of April 30, 2008, the Company had thirty-four (34) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our current view of future economic performance, the plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our April 30, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "April 30, 2008 Audited Financial Statements - Auditors Report."

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have not been able to raise sufficient additional cash to support and enhance this product development. If we are unable to raise the cash needed to support our operations, we will either suspend development and marketing activities until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

Over the next twelve months, the Company intends to launch it's three main products; the first is ChainMail is an easy to use document protection (encryption) application that we plan to provide as freeware. The second product is ChainMail Pro is a retail version of ChainMail that will have more features and functionality than the freeware version. Impasse, our third product, is our planned network intrusion detection application that will monitor network activity and detect activity that indicates the presence of an intruder.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from activities. We cannot guarantee that we will be successful in our business activities. Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

We did not earn any revenues during the fiscal years ending April 30, 2008 or April 30, 2007. During the fiscal year ending April 30, 2008 we incurred operating expenses of $18,783 comprising of professional fees in the amount of $14,400 and office and administrative expenses of $ 4,383. Since inception the Company has incurred operating expenses of $ 28,753.

Off Balance Sheet Arrangements.

As of the date of this report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $43,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. Our officer and director, Mr. Delaney has undertaken to provide the Company with initial operating capital to sustain our business as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2008

                                    (AUDITED)
















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENT

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                  PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
BARRICODE, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Barricode, Inc. (A Development Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulative from inception on April 3, 2006 to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barricode, Inc. (A Development Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulative from inception on April 3, 2006 to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the initial development stage and has incurred losses since inception totalling $28,753. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates Chartered
Las Vegas, Nevada
June 18, 2008

               2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NV 89146
                       (702) 253-7499 FAX (702) 253-7501


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                    (AUDITED)

                                                                                    April 30, 2008       April 30, 2007
=======================================================================================================================
                                     ASSETS

CURRENT ASSETS
   Cash                                                                                $  8,729             $ 26,112
   Prepaid Expense                                                                            -                    -
_______________________________________________________________________________________________________________________

Total Current Assets                                                                      8,729               26,112
_______________________________________________________________________________________________________________________

TOTAL ASSETS                                                                           $  8,729             $ 26,112
=======================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Due to related party (Note 5)                                                       $  1,279             $  1,279
   Accrual of Expenses                                                                    8,828                7,428
_______________________________________________________________________________________________________________________

Total Current Liabilities                                                                10,107                8,707
_______________________________________________________________________________________________________________________

TOTAL LIABILITIES                                                                      $ 10,107             $  8,707


STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized

      75,000,000 shares of common stock, $0.001 par value,

   Issued and outstanding

      17,475,000 shares of common stock at  April 30, 2008 and April 30, 2007            17,475               17,475

   Additional paid-in capital                                                             9,900                9,900
   Share subscription receivable                                                              -                    -
   Deficit accumulated during the development stage                                     (28,753)              (9,970)
_______________________________________________________________________________________________________________________

Total Stockholders' Equity (Deficit)                                                     (1,378)              17,405
_______________________________________________________________________________________________________________________

Total liabilities & Stockholders' Equity (Deficit)                                     $  8,729             $ 26,112
=======================================================================================================================


The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                    (AUDITED)

                                                                                         Cumulative from
                                              Twelve months        Twelve months            inception
                                                  ended                ended            (April 3, 2006) to
                                              April 30, 2008       April 30, 2007         April 30, 2008
==========================================================================================================

REVENUE                                        $          -         $          -            $       -

EXPENSES

   Office and general                          $      4,383         $        691            $   6,353
   Professional fees                                 14,400                8,000               22,400
__________________________________________________________________________________________________________

LOSS BEFORE INCOME TAXES                       $    (18,783)        $     (8,691)           $ (28,753)

PROVISION FOR INCOME TAXES                     $          -         $          -            $       -
__________________________________________________________________________________________________________

NET  LOSS                                      $    (18,783)        $     (8,691)           $ (28,753)
==========================================================================================================



BASIC AND DILUTED LOSS PER COMMON SHARE        $       0.00         $       0.00
==========================================================================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                              17,093,580           15,778,125
==========================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 3, 2006) TO APRIL 30, 2008
                                    (AUDITED)

                                                                                           Deficit
                                                   Common Stock                          Accumulated
                                             ________________________     Additional     During the
                                             Number of                     Paid-in       Development     Subscription
                                               shares        Amount        Capital          Stage         Receivable        Total
===================================================================================================================================

Balance, April 3,2006                                 -     $       -      $     -        $       -        $       -      $       -

Common stock issued at $0.001 per share      15,000,000        15,000            -                -          (15,000)             -
  on April 26, 2006

Net loss for year ended April 30, 2006                -             -            -           (1,279)                         (1,279)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2006                      15,000,000        15,000                        (1,279)         (15,000)        (1,279)

Proceeds received from share                          -             -            -                -           15,000         15,000
  subscriptions receivable

Common stock issued at $0.005 per share
  (May 1, 2006 to April 30, 2007)             2,475,000         2,475        9,900                -                -         12,375
___________________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2007                -             -            -           (8,691)               -         (8,691)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2007                      17,475,000     $  17,475      $ 9,900        $  (9,970)       $       -      $  17,405


Net loss for period ended April 30, 2008              -             -            -          (18,783)               -        (18,783)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2008                      17,475,000     $  17,475      $ 9,900        $ (28,753)       $       -      $  (1,378)
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                                        Cumulative results
                                                                                                          of operations
                                                                  Twelve months      Twelve months        from inception
                                                                      Ended              Ended          (April 3, 2006) to
                                                                  April 30, 2008     April 30, 2007       April 30, 2008
__________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                                          $ (18,783)          $ (8,691)           $ (28,753)
  Changes in operating assets and liabilities
     Prepaid Expense                                                        -                  -                    -
     Accrual of Expenses                                                1,400              7,428                8,828
__________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                                    (17,373)            (1,263)             (19,925)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                       -             27,375               27,375
   Amounts due to related party                                             -                  -                1,279

NET CASH FROM FINANCING ACTIVITIES                                          -             27,375               28,654

NET INCREASE (DECREASE) IN CASH                                       (17,383)            26,112                8,729
__________________________________________________________________________________________________________________________

CASH, BEGINNING                                                        26,112                  -                    -

CASH, ENDING                                                        $   8,729           $ 26,112            $   8,729

Supplemental cash flow information:
Cash paid for:
  Interest                                                          $       -           $      -            $       -
  Income Taxes                                                      $       -           $      -            $       -
==========================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                                           $       -           $      -            $       -
Stock issued for accounts payable                                   $       -           $      -            $       -
Stock issued for notes payable                                      $       -           $      -            $       -
Stock issued for convertible debentures and interest                $       -           $      -            $       -
Convertible debentures issued for services                          $       -           $      -            $       -
Warrants issued                                                     $       -           $      -            $       -
Stock issued for penalty on default of  convertible debenture       $       -           $      -            $       -
Note payable issued for finance charges                             $       -           $      -            $       -
Forgiveness of not payable and accrued interest                     $       -           $      -            $       -
Stock issued for investment.                                        $       -           $      -            $       -
==========================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________


Barricode, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $28,753 The Company was incorporated on April 3, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the Computer Network Security Software industry with two planned proprietary technologies, ChainMail Pro, a document and email encryption software and Impasse which is a computer network intrusion monitor.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,550,000 shares at $0.005 per share. As of April 30, 2008, the Company had issued 15,000,000 Founders shares at $0.001 per share for proceeds of $15,000, and 2,475,000 shares at $0.005 per share for proceeds of $12,375, which have been received by the Company.


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

For the period ended April 30, 2008 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and April 30, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


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

As at April 30, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 APRIL 30, 2008
================================================================================


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

The Financial Accounting Standards Board has issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140", but they will not have a material effect in the

COMPANYS' RESULTS OF OPERATIONS OR FINANCIAL POSITION.

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

As of April 30, 2008, the sole Director had purchased 15,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $15,000.

PRIVATE PLACEMENT

On April 26, 2006, the Company authorized a private placement offering of up to 2,550,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $12,750. As of April 30, 2008, the Company had issued 2,475,000 shares at $0.005 per share and received $12,375 from the sale of its private placement stock.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

                                 APRIL 30, 2008
================================================================================


NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________


As of April 30, 2008, the Company received advances from a Director in the amount of $1,279 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.


NOTE 6 - INCOME TAXES
________________________________________________________________________________


As of April 30, 2008, the Company had net operating loss carry forwards of approximately $28,793 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


NOTE 7-EVENTS
________________________________________________________________________________


The SB-2filed with the Securities and Exchange Commission became effective as at November 2, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are the firm of Moore and Associates, operating from their offices in Las Vegas, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of April 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 9A(T)

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

                                    PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers


Name              Age     Term Served         Title

Tom Delaney       55      Since inception     President, Secretary Treasurer,
                                              Principal Executive Officer
                                              Principal Financial Officer
                                              and sole member of the Board of
                                              Directors

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

TOM DELANEY, PRESIDENT, CEO, DIRECTOR, SECRETARY/TREASURER

Thomas E. Delaney, President

Tom Delaney was the Regional manager for Biway Stores (Dylex Corporation) for seventeen years. In 1996 he joined a small import/export closeout as the Canadian buyer for merchandise closeouts.

In 2001, Mr. Delaney and a partner opened Secure Product Management, Inc. The company sells closeout merchandise to discount store across Canada and has a sales force of eleven people.

From April, 2006 to present Mr. Delaney has been the founder and President of Barricode, Inc.

Mr. Delaney is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Barricode, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position             Shares         Percent     Security
_________________________________________________________________

Tom Delaney
President and Director        15,000,000      85.8%      Common

Officers and Directors as
a Group (1)                   15,000,000      85.8%      Common

The address for Tom Delaney is 839 Central Parkway West, Suite 200, Mississauga, Ontario L5C 2V9.

The above referenced common shares were paid for and issued in April, 2006, for consideration of $0.001 per share total consideration of $15,000.

Item 13. Certain Relationships and Related Transactions and Director
         Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Delaney anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended April 30, 2008 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2008. For review of our financial statements for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008 we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

                                     PART IV

Item 15.   Exhibits.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.                 Description

    3.1      Articles of Incorporation [1]
    3.2      By-Laws of Barricode, Inc. [2]
   23.1      Consent of Moore & Associates, Chartered
   31.1      Certification of Chief Executive Officer Pursuant to
             Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
   31.2      Certification of Chief Financial Officer Pursuant to
             Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
   32.1 Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**


[1] Incorporated by reference from the Company's SB-2 filed with the Commission on June 8, 2007.

[2] Incorporated by reference from the Company's SB-2 filed with the Commission on June 8, 2007.

 * Included in Exhibit 31.1
** Included in Exhibit 32.1

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BARRICODE, INC.

                  BY: /s/ TOM DELANEY
                      _________________________________________________
                          Tom Delaney
                          President, Secretary Treasurer,
                          Principal Executive Officer,
                          Principal Financial Officer and Sole Director



Dated:  June 27, 2008