Form 10-Q
period 2008-07-31
BARRICODE, INC.
filed 2008-09-05
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended: July 31, 2008
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-143750


                                 BARRICODE, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


        Nevada                                                   20-4662814
_______________________                                      ___________________
(State of Incorporation                                       (I.R.S. Employer
   or organization)                                          Identification No.)


                             112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 284-3769
                           ___________________________
                           (Issuer's telephone number)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X] No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2008, the registrant had 17,475,000 shares of common stock, $0.001 par value, issued and outstanding.

                                      Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements..............................................   3

Balance Sheets as of July 31, 2008 and April 30, 2008(audited)............   4

Interim Statements of Operations for three months ended July 31, 2008; three months ended July 31, 2007 and cumulative from inception
(April 7, 2006) to July 31, 2008..........................................   5

Interim Statement of Stockholders' Equity (Deficit)
From inception (April 7, 2006) to July 31, 2008...........................   6

Interim Statements of Cash Flows for three months ended July 31, 2008; three months ended July 31, 2007 and cumulative results from inception
(April 7, 2006) to July 31, 2008..........................................   7

Notes to Interim Financial Statements to July 31, 2008....................   8

Item 2. Management's Discussion and Analysis or Plan of Operation.........  12

Item 3. Quantitative and Qualitative Disclosure about Market Risk.........  14

Item 4. Controls and Procedures...........................................  14

Item 4T. Controls and Procedures..........................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  16

Item 1A. Risk Factors.....................................................  16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......  16

Item 3. Defaults Upon Senior Securities ..................................  16

Item 4. Submission of Matters to a Vote of Security Holders...............  16

Item 5. Other Information.................................................  17

Item 6. Exhibits..........................................................  17

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JULY 31 2008

                                   (UNAUDITED)















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    July 31, 2008       April 30, 2008
                                                                          (Audited)
______________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                               $  2,880            $  8,729
______________________________________________________________________________________

TOTAL ASSETS                                          $  2,880            $  8,729
======================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Due to related party (Not5)                           1,279               1,279
   Accrual of Expense                                    7,778               8,828
______________________________________________________________________________________

TOTAL CURRENT LIABILITIES                             $  9,057            $ 10,107
______________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      75,000,000 shares of common stock,
         $0.001 par value,
   Issued and outstanding
      17,475,000 shares of common stock at
         April 30, 2008 and July 31, 2008               17,475              17,475
   Additional paid-in capital                            9,900               9,900
   Deficit accumulated during the exploration
      stage                                            (33,552)            (28,753)
______________________________________________________________________________________

   Total stockholder's deficit                        $( 6,177)           $( 1,378)
______________________________________________________________________________________

   Total Liabilities and Stockholder's Equity         $  2,880            $  8,729
======================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                                                             Cumulative
                                                                             results of
                                                                           operations from
                                                                            April 3, 2006
                                    Three months        Three months          (date of
                                       ended               ended            inception) to
                                   July 31, 2008       July 31, 2007        July 31, 2008
__________________________________________________________________________________________

EXPENSES

Office and general                  $    (1,687)        $      (964)          $  (8,040)
Professional fees                        (3,112)             (4,000)            (25,512)
__________________________________________________________________________________________

NET LOSS BEFORE INCOME TAXES        $    (4,799)        $    (4,964)          $ (33,552)


PROVISION FOR INCOME TAXES                    -                   -                   -
__________________________________________________________________________________________

NET LOSS AFTER INCOME TAXES         $    (4,799)        $    (4,964)          $ (33,552)
==========================================================================================

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                    $      0.00         $      0.00
===================================================================

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING                   17,475,000         16,100,671
===================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

           FROM INCEPTION (APRIL 3, 2006) TO JULY 31, 2008 (UNAUDITED)


                                                                                                     Deficit
                                            Common Stock                                           Accumulated
                                       _______________________     Additional        Share         During the
                                       Number of                    Paid-in       Subscription     Exploration
                                         shares        Amount       Capital        Receivable         Stage         Total
___________________________________________________________________________________________________________________________

Common stock issued for cash at
$0.001 per share

- April 6, 2006                        15,000,000     $ 15,000       $    -         $(15,000)       $       -      $      -

Net Loss for the year ended April
30, 2006                                        -            -            -                -           (1,279)       (1,279)
___________________________________________________________________________________________________________________________

Balance, April 30, 2006                15,000,000       15,000            -          (15,000)          (1,279)       (1,279)

Share Subscription Received                                  -            -           15,000                -        15,000

Common stock issued for cash at
$0.005 per share (May 1, 2006 to
April 30, 2007)                         2,475,000        2,475        9,900                -                         12,375

Net loss for year ended April 30,
2007                                            -            -            -                -           (8,691)       (8,691)
___________________________________________________________________________________________________________________________

Balance, April 30, 2007                17,475,000       17,475        9,900                -           (9,970)       17,405

Net loss for year ended April 30,
2008                                                                                                  (18,783)      (18,783)
___________________________________________________________________________________________________________________________

Balance, April 30, 2008                17,475,000       17,475        9,900                -          (28,753)       (1,378)

Net loss for three months ended
July 31, 2008                                   -            -            -                -           (4,799)       (4,799)
===========================================================================================================================

Balance, July 31, 2008                 17,475,000     $ 17,475       $9,900         $      -        $ (33,552)     $ (6,177)
===========================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Cumulative results
                                                                                                    of operations from
                                                                                                       April 3, 2006
                                                  Three months ended       Three months ended       (date of inception)
                                                    July 31, 2008            July 31, 2007           to July 31, 2008
_______________________________________________________________________________________________________________________

OPERATING ACTIVITIES
Net loss                                               $ (4,799)                $ (4,964)                $ (33,552)
Changes in operating assets and liabilities
   Prepaid Expense                                            -                     (145)                        -
   Accrual of Expenses                                   (1,050)                  (4,928)                    7,778
_______________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                       (5,849)                 (10,037)                  (25,774)




FINANCING ACTIVITIES
   Proceeds from sale of common stock                         -                        -                    27,375
   Amounts due to related part                                -                        -                     1,279
_______________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                            -                        -                    28,654
_______________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                          (5,849)                 (10,037)                    2,880

CASH, BEGINNING                                           8,729                   26,112                         -
_______________________________________________________________________________________________________________________

CASH, ENDING                                              2,880                   16,075                     2,880
=======================================================================================================================

Supplemental cash flow information:
Cash paid for:
   Interest                                                   -                        -                         -
   Income Taxes                                               -                        -                         -
=======================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                                     -                        -                         -
Stock issued for accounts payable                             -                        -                         -
Stock issued for notes payable                                -                        -                         -
Stock issued for convertible debentures and
   interest                                                   -                        -                         -
Convertible debentures issued for services                    -                        -                         -
Warrants issued                                               -                        -                         -
Stock issued for penalty on default of
   convertible debenture                                      -                        -                         -
Note payable issued for finance charges                       -                        -                         -
Forgiveness of not payable and accrued
   interest                                                   -                        -                         -
Stock issued for investment                                   -                        -                         -


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Barricode, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $33,552 The Company was incorporated on April 3, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the Computer Network Security Software industry with two planned proprietary technologies, ChainMail Pro, a document and email encryption software and Impasse which is a computer network intrusion monitor.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,550,000 shares at $0.005 per share. As of July 31, 2008, the Company had issued 15,000,000 Founders shares at $0.001 per share for proceeds of $15,000, and 2,475,000 shares at $0.005 per share for proceeds of $12,375, which have been received by the Company.

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

For the period ended July 31, 2008 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and July 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________

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

As at July 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________

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

As of July 31, 2008, the sole Director had purchased 15,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $15,000.

PRIVATE PLACEMENT

On April 26, 2006, the Company authorized a private placement offering of up to 2,550,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $12,750. As of July 31, 2008, the Company had issued 2,475,000 shares at $0.005 per share and received $12,375 from the sale of its private placement stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of July 31, 2008, the Company received advances from a Director in the amount of $1,279 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 2008
________________________________________________________________________________

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of July 31, 2008, the Company had net operating loss carry forwards of approximately $33,552 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

The Company's goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and computer networks. Our "set it and forget it" approach frees uses to concentrate on the work that makes them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.

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

We did not earn any revenues during the three-month period ending July 31, 2008. During the period we incurred operating expenses of $4,799 comprising of professional fees in the amount of $3,112 and office and administrative expenses of $1,687.

Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, the plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

Over the next 12 months the company must raise capital and start the procurement of our security software systems. We plan to first obtain open-source e-mail encryption and network intrusion software applications that we can customize to provide initial freeware security applications to a wide variety of computer users. The estimated cost to customize these applications is $7,000.

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

Barricode, Inc intends to develop and operate a website which will feature the current products and news of our future products. Product documentation including user's manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

The final activity will be to procure client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and the participation of the registrant's President and Principal Financial Officer. Based upon that evaluation, he identified that the lack of segregation of accounting duties as a result of limited personal resources to be a material weakness the registrant's disclosure controls and procedures. Other than for this exception he believes that the Company's disclosure controls are effective in gathering, analyzing and disclosing information needed to satisfy the registrant's disclosure obligations under the Exchange Act. Management believes that the material weaknesses did not have an affect on the Company's financial results.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of July 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2008 and communicated the matters to our management.

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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BARRICODE, INC.


                                By: /s/ TOM DELANEY
                                    ____________________________________________
                                        Tom Delaney
                                        President, Secretary Treasurer,
                                        Principal Executive Officer,
                                        Principal Financial Officer and Director

Dated: September  5, 2008