Form 10-Q
period 2008-10-31
BARRICODE, INC.
filed 2008-12-11
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: October 31, 2008
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-143750


                                 BARRICODE, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                  20-4662814
________________________________________    ____________________________________
(State of Incorporation or organization)    (I.R.S. Employer Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 24, 2008, the registrant had 17,475,000 shares of common stock, $0.001 par value, issued and outstanding.

                                      Index


                                                                           Page
                                                                          Number


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements..............................................   3

Condensed Balance Sheets as of October 31, 2008 and April 30, 2008
(audited).................................................................   4

Condensed Statements of Operations for three months ended October 31, 2008 and October 31, 2007; six months ended October 31, 2008 and October 31,
2007 and cumulative from inception (April 3, 2006) to October 31, 2008....   5

Condensed Statements of Stockholders' Equity (Deficit) From inception
(April 3, 2006) to October 31, 2008 (Unaudited)...........................   6

Condensed Statements of Cash Flows for six months ended October 31, 2008;
Six months ended October 31, 2007 and cumulative results from inception
(April 3, 2006) to October 31, 2008.......................................   7

Notes to the Condensed Financial Statements to October 31, 2008...........   8

Item 2. Management's Discussion and Analysis or Plan of Operation.........   9

Item 3. Quantitative and Qualitative Disclosure about Market Risk.........  11

Item 4T. Controls and Procedures..........................................  11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  13

Item 1A. Risk Factors.....................................................  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......  13

Item 3. Defaults Upon Senior Securities...................................  13

Item 4. Submission of Matters to a Vote of Security Holders...............  13

Item 5. Other Information.................................................  14

Item 6. Exhibits..........................................................  14

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                 OCTOBER 31 2008

                                   (UNAUDITED)

















CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     October 31, 2008       April 30, 2008
                                                                                                               (Audited)
__________________________________________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                                                  $  2,845              $  8,729
__________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                             $  2,845              $  8,729

==========================================================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Due to related party (Note 5)                                                            1,279                 1,279
   Accrual of Expense                                                                      10,910                 8,828
__________________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                                $ 12,189              $ 10,107
__________________________________________________________________________________________________________________________


STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      17,475,000 shares of common stock at October 31, 2008 and April 30, 2008             17,475                17,475
   Additional paid-in capital                                                               9,900                 9,900
   Deficit accumulated during the development stage                                       (36,719)              (28,753)
__________________________________________________________________________________________________________________________

   Total stockholder's deficit                                                           $ (9,344)             $ (1,378)
__________________________________________________________________________________________________________________________

   Total Liabilities and Stockholder's Equity                                            $  2,845              $  8,729

==========================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                         Cumulative
                                                                                                         results of
                                                                                                         operations
                                                                                                        from April 3,
                                   Three months      Three months      Six months       Six months      2006 (date of
                                       ended            ended             ended            ended        inception) to
                                    October 31,       October 31,      October 31,      October 31,      October 31,
                                       2008              2007             2008             2007             2008
_____________________________________________________________________________________________________________________

REVENUE                            $          -      $          -      $         -      $         -       $       -
_____________________________________________________________________________________________________________________

EXPENSES

Office and general                 $       (688)     $     (4,000)     $    (1,816)     $    (1,910)      $  (8,707)
Professional fees                        (2,500)             (945)          (6,150)          (8,000)        (28,012)
_____________________________________________________________________________________________________________________

NET LOSS BEFORE INCOME TAXES       $     (3,168)     $     (4,945)     $    (7,966)     $    (9,910)      $ (36,719)

PROVISION FOR INCOME TAXES                    -                 -                -                -               -
_____________________________________________________________________________________________________________________

NET LOSS AFTER INCOME TAXES        $     (3,168)     $     (4,945)     $    (7,966)     $    (9,910)      $ (36,719)

=====================================================================================================================


BASIC AND DILUTED NET LOSS
PER COMMON SHARE                   $       0.00      $      0.00       $      0.00      $      0.00
===================================================================================================

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING            17,475,000        16,377,047       17,475,000       16,377,047
===================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM INCEPTION (APRIL 3, 2006) TO OCTOBER 31, 2008 (UNAUDITED)



                                                                                                            Deficit
                                                   Common Stock                                           Accumulated
                                              _______________________     Additional        Share         During the
                                              Number of                    Paid-in       Subscription     Development
                                                shares        Amount       Capital        Receivable         Stage          Total
___________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001
per share

- Inception April 3, 2006                              -     $      -      $     -         $      -        $       -      $       -
- April 26, 2006                              15,000,000       15,000            -          (15,000)               -              -

Net Loss for the year ended April 30,
2006                                                   -            -            -                -           (1,279)        (1,279)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2006                       15,000,000       15,000            -          (15,000)          (1,279)        (1,279)

Share Subscription Received                                         -            -           15,000                -         15,000

Common stock issued for cash at $0.005
per share (May 1, 2006 to April 30, 2007)      2,475,000        2,475        9,900                -                          12,375

Net loss for year ended April 30, 2007                 -            -            -                -           (8,691)        (8,691)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2007                       17,475,000       17,475        9,900                -           (9,970)        17,405

Net loss for year ended April 30, 2008                                                                       (18,783)       (18,783)
___________________________________________________________________________________________________________________________________

Balance, April 30, 2008                       17,475,000       17,475        9,900                -          (28,753)        (1,378)

Net loss for three months ended October
31, 2008                                               -            -            -                -           (7,966)        (7,966)
===================================================================================================================================

Balance, October 31, 2008                     17,475,000     $ 17,475      $ 9,900         $      -        $ (36,719)     $  (9,344)
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements.




                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                               Cumulative
                                                                                                               results of
                                                                                                            operations from
                                                                                                             April 3, 2006
                                                                                                                (date of
                                                                  Six months ended     Six months ended      inception) to
                                                                  October 31, 2008     October 31, 2007     October 31, 2008
____________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
Net loss                                                              $ (7,966)           $  (9,910)            $(36,719)
Changes in operating assets and liabilities
   Prepaid Expense                                                            -                   -                    -
   Accrual of Expenses                                                    2,082              (1,034)              10,910
____________________________________________________________________________________________________________________________


NET CASH FROM OPERATING ACTIVITIES                                      (5,884)             (10,944)             (25,809)


FINANCING ACTIVITIES
   Proceeds from sale of common stock                                         -                   -               27,375
   Amounts due to related part                                                -                   -                1,279
____________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                           -                    -               28,654
____________________________________________________________________________________________________________________________


NET INCREASE (DECREASE) IN CASH                                         (5,884)             (10,944)               2,845


CASH, BEGINNING                                                          8,729               26,112                    -
____________________________________________________________________________________________________________________________

CASH, ENDING                                                             2,845               15,168                2,845
============================================================================================================================

Supplemental cash flow information:
Cash paid for:
   Interest                                                                  -                    -                    -
   Income Taxes                                                              -                    -                    -
============================================================================================================================

NON-CASH ACTIVITIES
  Stock issued for services                                                  -                    -                    -
  Stock issued for accounts payable                                          -                    -                    -
  Stock issued for notes payable                                             -                    -                    -
  Stock issued for convertible debentures and interest                       -                    -                    -
  Convertible debentures issued for services                                 -                    -                    -
  Warrants issued                                                            -                    -                    -
  Stock issued for penalty on default of convertible debenture               -                    -                    -
  Note payable issued for finance charges                                    -                    -                    -
  Forgiveness of not payable and accrued interest                            -                    -                    -
  Stock issued for investment.                                               -                    -                    -


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 2008

________________________________________________________________________________

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the periods ended October 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Barricode, Inc. (" the Company," "Barricode," "we," "us," "it" and "our" refer to Barricode, Inc.) was incorporated in the State of Nevada as a for-profit company on April 3, 2006. Barricode is a development-stage company organized to enter into the computer security software industry specializing in the packaging, sales, distribution and support of user-friendly open-source network security software. Our low cost security software products and services will add value to open-source code supplied by independent third party providers.

The Company's goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and computer networks. Our "set it and forget it" approach frees users to concentrate on the work that makes them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.

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

We did not earn any revenues during the three-month period ending October 31, 2008. During the period we incurred operating expenses of $3,168 comprising of professional fees in the amount of $2,500 and office and administrative expenses of $688.

Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our future economic performance, the plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

At the present time, we have not made any arrangements to raise any additional cash to support and enhance product development. If we need additional cash but are unable to raise it, we will either suspend our development and marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

ITEM 4T. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal Control over financial reporting is defined in rule 13a-15(f) or 15d015(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to.

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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



BARRICODE, INC.

               By: /s/ TOM DELANEY
                       ________________________________________
                       Tom Delaney
                       President, Secretary Treasurer,
                       Principal Executive Officer,
                       Principal Financial Officer and Director

Dated: December 11, 2008