Form 10-Q
period 2009-01-31
BARRICODE, INC.
filed 2009-03-13
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended: January 31, 2009
                                       or


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2008, the registrant had 17,475,000 shares of common stock, $0.001 par value, issued and outstanding.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                JANUARY 31, 2009

                                   (UNAUDITED)

















CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENT


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                          January 31, 2009        April 30, 2008
                                                                                    (Audited)
________________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                      $     337              $   8,729
________________________________________________________________________________________________

TOTAL ASSETS                                                 $     337              $   8,729
================================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Due to related party (Note 5)                                 1,279                  1,279
   Accrual of Expense                                           19,338                  8,928
________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                    $  20,617              $  10,107
________________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT )
   Capital stock (Note 4)
   Authorized
      75,000,000 shares of common stock,
         $0.001 par value,
   Issued and outstanding
      17,475,000 shares of common stock at
         January 31, 2009 and April 30, 2008                    17,475                 17,475
   Additional paid-in capital                                    9,900                  9,900
   Deficit accumulated during the development stage            (47,655)               (28,553)
________________________________________________________________________________________________

   Total stockholder's deficit                               $ (20,280)             $  (1,478)
________________________________________________________________________________________________

   Total Liabilities and Stockholder's Equity                $     337              $   8,729
================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                                                                                      Cumulative
                                                                                                      results of
                                                                                                      operations
                                                                                                     from April 3,
                                   Three months     Three months     Nine months     Nine months     2006 (date of
                                      ended            ended            ended           ended        inception) to
                                   January 31,      January 31,      January 31,     January 31,      January 31,
                                      2009             2008             2009            2008             2009
__________________________________________________________________________________________________________________

REVENUE                            $          -     $          -     $         -     $         -       $       -
__________________________________________________________________________________________________________________

EXPENSES

Office and general                 $     (3,336)    $     (1,546)    $    (3,166)    $    (3,056)      $  (9,618)
Professional fees                        (7,500)          (2,500)        (15,636)        (10,500)        (38,037)
__________________________________________________________________________________________________________________

NET LOSS BEFORE INCOME TAXES       $    (10,836)    $     (3,546)    $   (18,802)    $   (13,556)      $ (47,655)

PROVISION FOR INCOME TAXES                    -                -               -               -               -
__________________________________________________________________________________________________________________

NET LOSS AFTER INCOME TAXES        $    (10,836)    $     (3,546)    $   (18,802)    $   (13,556)      $ (47,655)
==================================================================================================================

BASIC AND DILUTED NET LOSS
PER COMMON SHARE
                                   $       0.00     $       0.00     $      0.00     $      0.00
================================================================================================

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING                   17,475,000       16,528,716      17,475,000      16,528,716
================================================================================================


   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM INCEPTION (APRIL 3, 2006) TO JANUARY 31, 2009 (UNAUDITED)

                                                                                                        Deficit
                                                   Common Stock                                       Accumulated
                                              ______________________    Additional       Share        During the
                                               Number of                 Paid-in      Subscription    Development
                                                shares       Amount      Capital       Receivable        Stage         Total
______________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001
per share
- Inception April 3, 2006                              -           -           -               -               -             -
- April 26, 2006                              15,000,000    $ 15,000     $     -       $ (15,000)      $       -     $       -

Net Loss for the year ended April 30, 2006
                                                       -           -           -               -          (1,279)       (1,279)
______________________________________________________________________________________________________________________________
Balance, April 30, 2006                       15,000,000      15,000           -         (15,000)         (1,279)       (1,279)

Share Subscription Received                                        -           -          15,000               -        15,000

Common stock issued for cash at $0.005 per
share (May 1, 2006 to April 30, 2007)          2,475,000       2,475       9,900               -                        12,375

Net loss for year ended April 30, 2007                 -           -           -               -          (8,691)       (8,691)
______________________________________________________________________________________________________________________________

Balance, April 30, 2007                       17,475,000      17,475       9,900               -          (9,970)       17,405

Net loss for year ended April 30, 2008                                                                   (18,883)      (18,883)
______________________________________________________________________________________________________________________________

Balance, April 30, 2008                       17,475,000      17,475       9,900               -         (28,853)       (1,478)

Net loss for nine months ended January 31,
2009                                                   -           -           -               -         (18,802)      (18,802)
==============================================================================================================================

Balance, January 31, 2009                     17,475,000    $ 17,475     $ 9,900       $       -       $ (47,655)    $ (20,280)
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



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              Cumulative
                                                                                                              results of
                                                                                                           operations from
                                                                                                            April 3, 2006
                                                                    Nine months          Nine months           (date of
                                                                 ended January 31,    ended January 31,     inception) to
                                                                       2009                 2008           January 31, 2009
___________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
Net loss                                                             $ (18,802)           $ (13,556)           $ (42,555)
Changes in operating assets and liabilities
   Prepaid Expense                                                           -                    -                    -
   Accrual of Expenses                                                  10,410                  304               14,238
___________________________________________________________________________________________________________________________
NET CASH FROM OPERATING ACTIVITIES                                      (8,392)             (13,252)             (28,317)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                        -                    -               27,375
   Amounts due to related part                                               -                    -                1,279
___________________________________________________________________________________________________________________________
NET CASH FROM FINANCING ACTIVITIES                                           -                    -               28,654
___________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                         (8,392)             (13,252)                 337

CASH, BEGINNING                                                          8,729               26,112                    -
___________________________________________________________________________________________________________________________

CASH, ENDING                                                               337               12,860                  337
===========================================================================================================================



Supplemental cash flow information:
Cash paid for:
   Interest                                                                  -                    -                    -
   Income Taxes                                                              -                    -                    -
===========================================================================================================================

NON-CASH ACTIVITIES
Stock issued for services                                                    -                    -                    -
Stock issued for accounts payable                                            -                    -                    -
Stock issued for notes payable                                               -                    -                    -
Stock issued for convertible debentures and interest                         -                    -                    -
Convertible debentures issued for services                                   -                    -                    -
Warrants issued                                                              -                    -                    -
Stock issued for penalty on default of  convertible debenture                -                    -                    -
Note payable issued for finance charges                                      -                    -                    -
Forgiveness of not payable and accrued interest                              -                    -                    -
Stock issued for investment.                                                 -                    -                    -


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                JANUARY 31, 2009
________________________________________________________________________________


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

________________________________________________________________________________

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

We did not earn any revenues during the three-month period ending January 31, 2009. During the period we incurred operating expenses of $10,836 comprising of professional fees in the amount of $7,500 and office and administrative expenses of $3,336. In the three-month period ending January 31, 2008 we incurred operating expenses of $3,546.

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

Barricode, Inc intends to develop and operate a website which will feature the current products and news of our future products. Product documentation including user's manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

As of January 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


Dated:  March 13, 2009