Form 10-Q
period 2009-10-31
BARRICODE, INC.
filed 2009-12-21
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: October 31, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number    333-143750

                                 BARRICODE, INC.
                                 _______________
        (Exact name of small business issuer as specified in its charter)

                     Nevada                                20-4662814
                     ______                                __________
  (State of Incorporation or organization) (I.R.S. Employer Identification No.)

                             112 North Curry Street
                           Carson City, Nevada, 89703
                           __________________________
                    (Address of principal executive offices)

                                 (775) 284-3769
                                 ______________
                           (Issuer's telephone number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X] No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2009, the registrant had 18,950,000 shares of common stock, $0.001 par value, issued and outstanding.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                OCTOBER 31, 2009

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

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENT



                                                            BARRICODE, INC.
                                                     (A Development Stage Company)

                                 BALANCE SHEETS
                                                              (Unaudited)

                                                                                            Year ended                  Year ended
                                                                                        October 31, 2009       April 30, 2009
                                                                                                                 (Audited)


                                                                           ASSETS
CURRENT ASSETS
      Cash                                                                                     $                     $
                                                                                              229                   301
      Prepaid Expense
                                                                                               -                     -
 Total Current Assets
                                                                                              229                   301
 Total Assets                                                                         $                     $
                                                                                      229                   301

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
      Accounts Payable                                                                         $                     $
                                                                                             35,721                30,606
      Due to related party
                                                                                      25,002                  22,593
 Total Current Liabilities
                                                                                             60,723           53,199

 Total Liabilities                                                                    $                              $
                                                                                      60,723                       53,199
STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     Authorized
      200,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      18,950,000 shares of common stock at October 31, 2009, and
April 30, 2009
                                                                                             18,950                18,950
   Additional paid-in capital
                                                                                              425                      425
   Deficit accumulated during the development stage
                                                                                      (79,869)                          (72,273)

Total Stockholders' Equity (Deficit)
                                                                                            (60,494)              (52,898)

Total liabilities & Stockholders' Equity (Deficit)                                    $                     $
                                                                                      229                       301













                              The accompanying notes are an integral part of
these financial statements.




                                                            BARRICODE, INC.
                                                     (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                              (Unaudited)








                                        Three months       Three months         Six months           Six months      Cumulative from
                                            ended              ended               ended                ended       inception (April
                                           October        October 31,2008         October              October          3, 2006) to
                                          31, 2009                               31, 2009              31,2008      October 31, 2009
 REVENUE                              $                  $                  $                    $                    $
                                      -                  -                  -                    -                    -
EXPENSES
   Office and general                  $                  $                  $            1,321   $               $           20,937
                                      660                668                                     10,937
     Professional                               3,275                                  6,275                                  58,932
fees                                                           2,500                                    5,137
Loss before income                    $                  $                  $           (7,596)  $                    $     (79,869)
taxes                                 (3,935)            (3,168)                                 (16,074)
Provision for Income taxes            $                  $                  $                 -  $                    $            -
                                      -                  -                                       -
NET                                   $                  $                  $          (7,596)   $                    $     (79,869)
LOSS                                  (3,935)            (3,168)                                 (16,074)
BASIC AND  DILUTED  LOSS PER  COMMON
SHARE                                 $                  $           0.00   $           0.00      $           0.00   $
                                      0.00                                                                           0.00
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED


                                           18,950,000       16,377,050         18,950,000            16,377,050







                              The accompanying notes are an integral part of
these financial statements.




                                                            BARRICODE, INC.
                                                     (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          FROM INCEPTION (APRIL 3, 2006) TO OCTOBER 31, 2009,
                                                              (Unaudited)
                                                                       Additional   Subscription      Deficit

                                                                                                    Accumulated
                                                                                                     During the
                                                                         Paid-in                    Development
                                                   Common Stock          Capital     Receivable        Stage           Total
                                              Number of      Amount
                                                shares
Balance, April 3,2006                                   -  $           $            $              $               $
                                                           -           -            -              -               -
Common stock issued at $0.0005 per share      30,000,000       30,000   (15,000)         (15,000)               -
  on April 26, 2006 (par value $0.001)                                                                                   -
Net loss for year ended April 30, 2006                  -           -                           -         (1,279)        (1,279)
Balance, April 30, 2006                       30,000,000       30,000   (15,000)         (15,000)         (1,279)
                                                                                                                      (1,279)

Proceeds received from share subscriptions              -           -            -         15,000               -         15,000
  receivable
Common stock issued at $0.0025 per share.
  (May 1, 2006 to April 30, 2007)             4,950,000         4,950        7,425              -               -         12,375
    (par value $0.001)
Net loss for year ended April 30, 2007                  -           -                           -         (8,691)        (8,691)
                                                                            -

Balance, April 30, 2007                       34,950,000      $34,950  $  (7,575)               -  $                   $  17,405
                                                                                                   (9,970)
Net loss for year ended April 30, 2008                  -           -            -              -                       (25,000)
                                                                                                      (25,000)
Balance, April 30, 2008                       34,950,000      $34,950  $  (7,575)               -                        (7,595)
                                                                                                      (34,970)
 Common stock redeemed at $0.0005 - March
 18, 2009                                    (16,000,000)     (16,000)                                                   (8,000)
                                                                        8,000
Net loss for year ended April 30, 2009                  -           -            -              -       (37,303)        (37,303)
Balance , April 30, 2009                     18,950,000        18,950          425              -                       (52,898)
                                                                                                   (72,273)
Net loss for the period ended October 31,
2009                                                                                                                     (7,596)
                                                                                                      (7,596)
Balance, October 31, 2009                     18,950,000   $  18,950   $       425       $      -  $    (79,869)   $
                                                                                                                   (60,494)



                               he accompanying notes are an integral part of these financial statements.




                                                            BARRICODE, INC.
                                                     (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                                  Cumulative
                                                                                                                  results of
                                               Three months    Three months      Six months     Six months     operations from
                                                  Ended            ended           Ended           ended       inception (April
                                               October 31,      October 31,     October 31,     October 31,      3, 2006) to
                                                   2009            2008             2009           2008        October 31, 2009
OPERATING ACTIVITIES
  Net loss                                  $                     $          $                   $         $
                                           (3,936)             (3,168)      (7,596)           (16,074)     (79,869)
  Changes in operating assets and
       liabilities
      Accrual of Expenses                         2,900
                                                           (3,132)          5,638          115                   35,721
NET CASH FROM OPERATING ACTIVITIES

                                              (1,036)           (36)              (1,958)     (15,959)     (44,148)
FINANCING ACTIVITIES

  Proceeds from sale of common  stock
   Increase in  Related Party Payable                 -
                                                           -                -              -               27,375
                                               1,000
                                                                  -             1,886          10,075            25,002
  Portion of Increase in Related Party
      Payable from Redemption of Shares

                                                                                                           (8,000)
NET CASH FROM FINANCING ACTIVITIES

                                               1,000              -             1,886          10,075      44,377
NET INCREASE (DECREASE) IN CASH

                                           (36)            (36)              (72)          (5,884)                        229
CASH, BEGINNING                                                     2,881
                                           265                                301          8,729           -
CASH, ENDING                               $         229   $       2,845    $              $               $
                                                                            229            2,845           229

Supplemental cash flow information:
Cash paid for:
  Interest                                                $
                                         $                -              $                 $                $
                                         -                               -                 -                -
    Income Taxes                                          $
                                         $                -              $                 $                $
                                         -                               -                 -                -

NON-CASH ACTIVITIES
Increase in Related Party Payable from
Redemption of Shares                                      $              $                                    $
                                          $               -              -                 $                8,000
                                          -                                                -






                              The accompanying notes are an integral part of
these financial statements.


                                 BARRICODE, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

                                October 31, 2009


       NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements. The results of operations for the periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

       NOTE 2 -   GOING CONCERN


       The company has incurred losses since inception totalling $79,869


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

       NOTE 3 - SUBSEQUENT EVENTS

       The Company has evaluated subsequent events from the balance sheet date through December 17, 2009 and has determined that there are no events to disclose.


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

We did not earn any revenues during the three-month period ending October 31, 2009. During the period we incurred operating expenses of $3,935 comprising of professional fees in the amount of $3,275 and office and administrative expenses of $660. In the three-month period ending October 31, 2008 we incurred operating expenses of $3,935.

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

As of October 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2009.

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



Barricode, Inc.

                  BY:      /s/ TOM DELANEY
                           __________________________________________________
                           Tom Delaney

                           President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated:  December 21, 2009