Form 10-Q
period 2009-07-31
BARRICODE, INC.
filed 2009-12-28
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2009
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2009, the registrant had 18,950,000 shares of common stock, $0.001 par value, issued and outstanding.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                  JULY 31, 2009

                                   (UNAUDITED)

















CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENT


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                               Year ended
                                                                                          Year ended         April 30, 2009
                                                                                         July 31, 2009         (Audited)
____________________________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
      Cash                                                                                 $    265            $    301
      Prepaid Expense                                                                             -                   -
____________________________________________________________________________________________________________________________
 Total Current Assets                                                                           265                 301
____________________________________________________________________________________________________________________________
 TOTAL ASSETS                                                                              $    265            $    301
============================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts Payable                                                                     $ 32,822            $ 30,606
      Due to related party                                                                   24,001              22,593
____________________________________________________________________________________________________________________________
 Total Current Liabilities                                                                   56,823              53,199
____________________________________________________________________________________________________________________________
 TOTAL LIABILITIES                                                                        $  56,823            $ 53,199


STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     Authorized
      200,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      18,950,000 shares of common stock at  July 31, 2009 and
      April 30, 2009                                                                         18,950              18,950
   Additional paid-in capital                                                                   425                 425
   Deficit accumulated during the development stage                                         (75,933)            (72,273)
____________________________________________________________________________________________________________________________

Total Stockholders' Equity (Deficit)                                                        (56,558)            (52,898)
____________________________________________________________________________________________________________________________

Total liabilities & Stockholders' Equity (Deficit)                                         $    265            $    301
============================================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                               Cumulative from
                                                          Three months       Three months      inception (April
                                                              ended              ended         3, 2006) to July
                                                          July 31, 2009      July 31, 2008         31, 2009
_______________________________________________________________________________________________________________

REVENUE                                                    $         -        $         -          $      -

EXPENSES

   Office and general                                      $       660        $    10,269          $ 20,277
   Professional fees                                             3,000              2,637            55,656
_______________________________________________________________________________________________________________
LOSS BEFORE INCOME TAXES                                   $    (3,660)       $   (12,906)         $(75,933)

PROVISION FOR INCOME TAXES                                 $         -        $         -          $      -
_______________________________________________________________________________________________________________

NET LOSS                                                   $    (3,660)       $   (12,906)         $(75,933)
===============================================================================================================



BASIC AND DILUTED LOSS PER COMMON SHARE                    $      0.00        $      0.00
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                        18,950,000         18,950,000
===============================================================================================================

   The accompanying notes are an integral part of these financial statements.



                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM INCEPTION (APRIL 3, 2006) TO JULY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________________________________________________________
                                                                                                      Deficit
                                                                                                    Accumulated
                                                                        Additional                  During the
                                                                         Paid-in    Subscription    Development
                                                   Common Stock          Capital     Receivable        Stage           Total
                                             __________________________________________________________________________________
                                              Number of      Amount
                                                shares
________________________________________________________________________________________________________________________________

Balance, April 3,2006                                  -    $      -     $      -    $      -        $      -        $      -

Common stock issued at $0.0005 per share      30,000,000      30,000      (15,000)    (15,000)              -               -
  on April 26, 2006 (par value $0.001)
Net loss for year ended April 30, 2006                 -           -            -           -          (1,279)         (1,279)
________________________________________________________________________________________________________________________________

Balance, April 30, 2006                       30,000,000      30,000      (15,000)    (15,000)         (1,279)         (1,279)
________________________________________________________________________________________________________________________________

Proceeds received from share subscriptions             -           -            -      15,000               -          15,000
  receivable

Common stock issued at $0.0025 per share.
  (May 1, 2006 to April 30, 2007)              4,950,000       4,950        7,425           -               -          12,375
    (par value $0.001)

Net loss for year ended April 30, 2007                 -           -            -           -          (8,691)         (8,691)
________________________________________________________________________________________________________________________________

Balance, April 30, 2007                       34,950,000    $ 34,950     $ (7,575)   $      -        $ (9,970)       $ 17,405
________________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2008                 -           -            -           -         (25,000)        (25,000)
________________________________________________________________________________________________________________________________

Balance, April 30, 2008                       34,950,000    $ 34,950     $ (7,575)          -         (34,970)         (7,595)
Common stock redeemed at $0.0005 - March
18, 2009                                     (16,000,000)    (16,000)       8,000                                      (8,000)
Net loss for year ended April 30, 2009                 -           -            -           -         (37,303)        (37,303)
________________________________________________________________________________________________________________________________

Balance, April 30, 2009                       18,950,000      18,950          425           -         (72,273)        (72,273)
________________________________________________________________________________________________________________________________

Net loss for the period ended July 31,
2009                                                                                                   (3,660)         (3,660)
________________________________________________________________________________________________________________________________

Balance, July 31, 2009                        18,950,000    $ 18,950     $    425    $      -        $(75,933)       $(75,933)
================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         Cumulative results of
                                                                                                            operations from
                                                               Three months Ended   Three months ended    inception (April 3,
                                                                  July 31, 2009       July 31, 2008     2006) to July 31, 2009
_______________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                                          $ (3,660)            $(12,906)             $(75,933)
  Changes in operating assets and liabilities
      Accrual of Expenses                                              2,738               (3,018)               32,822
_______________________________________________________________________________________________________________________________
NET CASH FROM OPERATING ACTIVITIES                                      (922)             (15,924)              (43,111)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                       -                    -                27,375
  Increase in Related Party Payable                                      886               10,075                24,001
  Portion of Increase in Related Party Payable from
    Redemption of Shares                                                                                         (8,000)
_______________________________________________________________________________________________________________________________
NET CASH FROM FINANCING ACTIVITIES                                       886               10,075                43,376

NET INCREASE (DECREASE) IN CASH                                          (36)              (5,849)                  265

CASH, BEGINNING                                                          301                8,729                     -
_______________________________________________________________________________________________________________________________

CASH, ENDING                                                        $    265             $  2,880              $    265

_______________________________________________________________________________________________________________________________

Supplemental cash flow information:
Cash paid for:
  Interest                                                          $      -             $      -              $      -
  Income Taxes                                                      $      -             $      -              $      -
===============================================================================================================================

NON-CASH ACTIVITIES
  Increase in Related Party Payable
    from Redemption of Shares                                       $      -             $      -              $  8,000
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

JULY 31, 2009
________________________________________________________________________________

       NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements. The results of operations for the periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

       NOTE 2 -   GOING CONCERN

       The company has incurred losses since inception totalling $75,933

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

We did not earn any revenues during the three-month period ending July 31, 2009. During the period we incurred operating expenses of $3,660 comprising of professional fees in the amount of $3,000and office and administrative expenses of $660. In the three-month period ending July 31, 2008 we incurred operating expenses of $3,660.

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

As of July 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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



Barricode, Inc.

                  BY:      /s/ Tom Delaney
                           _______________
                           Tom Delaney

                           President, Treasurer, Principal Executive Officer, Principal Financial Officer and Director


Dated:  December 28, 2009