Form 10-K
period 2009-04-30
BARRICODE, INC.
filed 2009-12-29
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ________________ to __________________


Commission File Number: 333-143750


                                 BARRICODE, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                                20-4662814
______________________________                               ___________________
State or other jurisdiction of                                  (IRS Employer
incorporation or organization                                Identification No.)


          112 North Curry Street Carson City, Nevada       89703
         ___________________________________________      ________
          (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code: (775) 284-3769


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined by Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes[ X]  No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the latest business day of the registrant's most recently completed second fiscal quarter: As of April 30, 2009, the aggregate value of voting and no-voting common equity held by non-affiliates was $12,375.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                     PART I

      Item 1.          Business                                              4
      Item 1A.         Risk Factors                                          5
      Item 1B          Unresolved Staff Comments                             5
      Item 2           Properties                                            5
      Item 3           Legal Proceedings                                     5
      Item 4           Submission of Matters to a Vote of Security
                       Holders                                               6

                                     PART II

      Item 5           Market Price for the Registrant's Common Equity,
                       Related Stockholder Matters and                       6
                       Issuer Purchases of Equity Securities
      Item 6           Selected Financial Data                               6
      Item 7           Management's Discussion and Analysis of Financial
                       Condition and Results of Operation                    6
      Item 7A          Quantitative and Qualitative Disclosure about
                       Market Risk                                           7
      Item 8           Financial Statements and Supplementary Data           7
      Item 9           Changes an Disagreements With Accountants on
                       Accounting and Financial Disclosure                   21
      Item 9A          Controls and Procedures                               22
      Item 9A(T)       Controls and Procedures                               22
      Item 9B          Other Information                                     22

                                    PART III

      Item 10            Directors and Executive Officers, Promoters and
                         Control Persons                                     22
      Item 11            Executive Compensation                              24
      Item 12            Security Ownership of Certain Beneficial Owners
                         and Management                                      25
      Item 13            Certain Relationships and Related Transactions
                         and Director Independence                           25
      Item 14            Principal Accounting Fees and Services              25

                                     PART IV

      Item 15            Exhibits and Financial Statement Schedules          25

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

Plan of Operation

The company is attempting to raise capital and start the procurement of our security software systems. If we are unable to complete any phase of our systems development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise sufficient funding. Attempting to raise capital after failing in any phase of our software procurement plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations. If we have to reduce or cease our business activities due to lack of funding we have no plans to engage in any other business or enterprise.

We require capital to launch our business plans which consists of the following steps;

     (1) To obtain open-source e-mail encryption and network intrusion software applications that we can customize to provide initial freeware security applications to a wide variety of computer users. The estimated cost to customize these applications is $7,000.

     (2) To obtain a license for a gateway provider to support our e-commerce transactions software required to distribute and receive payment for our proposed software products. We expect this license to cost $7,000. The company's primary revenue stream will be derived from subscribers who will pay a recurring monthly fee to obtain security threat updates and computer protection software enhancements. We expect the majority of subscribers will pay for the material by using a credit card. A small percentage of the subscribers, less than two percent (2%), are expected to pay using a money order sent via the post office. We will contract with a third party e-commerce

     (3) To develop and operate a website which will feature the current products and news of our future products. Product documentation including user's manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

     (4) The final stage will be to procure client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

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

Barricode has no employees and management does not plan to hire employees at this time. We currently have one director, who is also an officer, and one other officer who will be responsible for the initial product development. Once we have our product available to the market over the Internet, we will hire an independent consultant to build our website. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

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

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. We currently rent shared office space on a monthly basis, located at Suite112 North Curry Street, Carson City, Nevada, 89703 and our telephone number is (775) 284-3769 and the fax is
(775) 546-6150. Management believes that its present office facilities are sufficient to accommodate our business requirements up to and until such a time that we begin operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 28, 2009 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of two-for-one (the "Forward Stock Split"). Notice to shareholders was filed with the SEC on File Number 09624138 on February 20, 2009 and is incorporated by reference herein.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company's common shares are currently quoted on the OTC exchange under the symbol BCDI.
As of October 31, 2009, the Company had thirty-four (34) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor's report on our April 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "April 30, 2009 Audited Financial Statements - Auditors Report."

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have not been able to raise any additional cash to support and enhance this product development. If we are unable to raise the cash needed to support our operations, we will either suspend development and marketing activities until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Over the next twelve months, the Company intends to launch its three main products; the first is ChainMail is an easy to use document protection (encryption) application that we plan to provide as freeware. The second product is ChainMail Pro is a retail version of ChainMail that will have more features and functionality than the freeware version. Impasse, our third product, is our planned network intrusion detection application that will monitor network activity and detect activity that indicates the presence of an intruder.

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

We did not earn any revenues during the fiscal years ending April 30, 2009 or April 30, 2008. During the fiscal year ending April 30, 2009 we incurred operating expenses of $37,303 comprising of professional fees in the amount of $24,289 and office and administrative expenses of $13,014. Since inception the Company has incurred operating expenses of $72,273.

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

     SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
BARRICODE, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Barricode, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009 and 2008 and from inception on April 3, 2006 through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barricode, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009 and 2008 and from inception on April 3, 2006 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has an accumulated deficit of $72,273, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SEALE AND BEERS, CPAS

Seale and Beers, CPAs
Las Vegas, Nevada
December 21, 2009


                 50 S. JONES BLVD. SUITE 202 LAS VEGAS, NV 89107
                    PHONE: (888)727-8251 FAX: (888)782-2351

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2009

                                    (AUDITED)

















 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOWS

 NOTES TO FINANCIAL STATEMENT


                                BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                    (AUDITED)

                                                            Year ended            Year ended
                                                          April 30, 2009        April 30, 2008
______________________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash                                                     $    301              $  8,729
______________________________________________________________________________________________

Total Current Assets                                             301                 8,729
______________________________________________________________________________________________
TOTAL ASSETS                                                $    301              $  8,729
==============================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts Payable                                         $ 30,606              $ 14,945
   Due to related party (Note 6)                              22,593                 1,379
______________________________________________________________________________________________

Total Current Liabilities                                     53,199                16,324
______________________________________________________________________________________________

TOTAL LIABILITIES                                           $ 53,199              $ 16,324

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 5)
      Authorized
         200,000,000 shares of common stock,
            $0.001 par value,
      Issued and outstanding
         18,950,000 shares of common stock at
            April 30, 2009 and 34,950,000 at
            April 30, 2008                                    18,950                34,950

   Additional paid-in capital                                    425                (7,575)
   Deficit accumulated during the development stage          (72,273)              (34,970)
______________________________________________________________________________________________

Total Stockholders' Equity (Deficit)                         (52,898)              (7,595)
______________________________________________________________________________________________

Total liabilities & Stockholders' Equity (Deficit)          $    301              $  8,729

==============================================================================================

   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                    (AUDITED)

                                                                                        Cumulative from
                                                                                        inception (April
                                                Year ended           Year ended           3, 2006) to
                                              April 30, 2009       April 30, 2008        April 30, 2009
________________________________________________________________________________________________________

REVENUE                                         $         -          $         -           $       -

EXPENSES
   Office and general                           $    13,014          $     4,633           $  19,617
   Professional fees                                 24,289               20,367              52,656
________________________________________________________________________________________________________

LOSS BEFORE INCOME TAXES                        $   (37,303)         $   (25,000)          $ (72,273)

PROVISION FOR INCOME TAXES                      $         -          $         -           $       -
________________________________________________________________________________________________________

NET LOSS                                        $   (37,303)         $   (25,000)          $ (72,273)
========================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE         $      0.00          $      0.00
========================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                              33,065,068           34,950,000
========================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (APRIL 3, 2006) TO APRIL 30, 2009
                                    (AUDITED)
__________________________________________________________________________________________________________________________________
                                                                                                            Deficit
                                                   Common Stock                                           Accumulated
                                             ________________________     Additional                      During the
                                              Number of       Amount       Paid-in       Subscription     Development
                                               shares                      Capital        Receivable         Stage         Total
__________________________________________________________________________________________________________________________________

Balance, April 3,2006                                  -     $      -     $        -     $          -     $         -     $      -

Common stock issued at $0.0005 per
   share on April 26, 2006 (par
   value $0.001)                              30,000,000       30,000        (15,000)         (15,000)              -            -

Net loss for year ended April 30, 2006                 -            -              -                -          (1,279)      (1,279)
__________________________________________________________________________________________________________________________________

Balance, April 30, 2006                       30,000,000       30,000        (15,000)         (15,000)         (1,279)      (1,279)
__________________________________________________________________________________________________________________________________

Proceeds received from share
   subscriptions receivable                            -            -              -           15,000               -       15,000

Common stock issued at $0.0025 per
   share. (May 1, 2006 to April 30,
   2007) (par value $0.001)                    4,950,000        4,950          7,425                -               -       12,375
__________________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2007                 -            -              -                -          (8,691)      (8,691)
__________________________________________________________________________________________________________________________________


Balance, April 30, 2007                       34,950,000     $ 34,950     $   (7,575)               -     $    (9,970)    $ 17,405
__________________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2008                 -            -              -                -         (25,000)     (25,000)
__________________________________________________________________________________________________________________________________

Balance, April 30, 2008                       34,950,000     $ 34,950     $   (7,575)               -         (34,970)      (7,595)

Common stock redeemed at $0.0005 -
   March 18, 2009                            (16,000,000)     (16,000)         8,000                                        (8,000)
__________________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2009                 -            -              -                -         (37,303)     (37,303)
__________________________________________________________________________________________________________________________________

Balance, April 30, 2009                       18,950,000     $ 18,950     $      425     $          -     $   (72,273)    $(52,898)
==================================================================================================================================


All share amounts have been restated to reflect the 2 to1 forward split in February 2009.


   The accompanying notes are an integral part of these financial statements.


                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                        Cumulative results
                                                                                          of operations
                                                                                          from inception
                                                Year Ended           Year Ended         (April 3, 2006) to
                                              April 30, 2009       April 30, 2008         April 30, 2009
__________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                     $ (37,303)           $ (25,000)             $ (71,751)
   Changes in operating assets and
      liabilities
   Accounts Payable                                15,661                7,517                 30,084
__________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                (21,642)             (17,483)               (41,667)

FINANCING ACTIVITIES

   Proceeds from sale of common stock                   -                    -                 27,375
   Increase in Related Party Payable               21,214                  100                 22,593
   Portion of Increase in Related Party
      Payable from Redemption of shares            (8,000)                   -                 (8,000)
__________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                 13,214                  100                 41,968

NET INCREASE (DECREASE) IN CASH                    (8,428)             (17,383)                   301

CASH, BEGINNING                                     8,729               26,112                      -

CASH, ENDING                                    $     301            $   8,729              $     301
__________________________________________________________________________________________________________

Supplemental cash flow information:
Cash paid for:
   Interest                                     $       -            $       -              $       -
   Income Taxes                                 $       -            $       -              $       -
==========================================================================================================

NON-CASH ACTIVITIES

Increase in Related Party Payable from
Redemption of Shares                            $   8,000            $       -              $   8,000



==========================================================================================================


   The accompanying notes are an integral part of these financial statements.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)

APRIL 30, 2009
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Barricode, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $72,273 The Company was incorporated on April 3, 2006 in the State of Nevada. The fiscal year end of the Company is April 30. The Company was organized to enter into the Computer Network Security Software industry with two planned proprietary technologies, ChainMail Pro, a document and email encryption software and Impasse which is a computer network intrusion monitor.

NOTE 2 - GOING CONCERN
________________________________________________________________________________

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,550,000 shares at $0.005 per share. As of April 30, 2009, the Company had issued 15,000,000 Founders shares at $0.001 per share for proceeds of $15,000, and 2,475,000 shares at $0.005 per share for proceeds of $12,375, which have been received by the Company.

On February 20, 2009 the company effected a two-for-one forward split of the issued and outstanding shares.

On March 18, 2009 the company redeemed 16,000,000 of the post-split common shares. The redemption consideration was an increase to the Related Party Payable


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

For the period ended April 30, 2009 all operations took place in Ontario, Canada.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2009 and April 30, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at April 30, 2009 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________


In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 5 - CAPITAL STOCK
________________________________________________________________________________

On February 20, 2009 the company increased the number of authorized shares of common stock from 75,000,000 to 200,000,000 and concurrently effected a two-for-one forward split of the issued and outstanding shares.

On April 30, 2006, the sole Director had purchased 30,000,000 shares of the common stock in the Company at $0.0005 per share with proceeds to the Company totalling $15,000.

On March 18, 2009 the company redeemed and cancelled 16,000,000 of the post-split common shares from the same Director.

On April 26, 2006, the Company authorized a private placement offering of up to 5,100,000 shares of common stock at a price of $0.0025 per share. The total amount to be raised in this financing is $12,750. As of April 30, 2009, the Company had issued 4,950,000 shares at $0.0025 per share and received $12,375 from the sale of its private placement stock.


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of April 30, 2009, the Company received advances from a Director in the amount of $14,593 to pay for general and administrative costs and to pay him an additional $8,000 as consideration for the redemption of some 16,000,000 of the common shares held by him. The total amount of $22,593 is unsecured and non-interest bearing and due on demand.

NOTE 7 - ADVERTISING
________________________________________________________________________________

Advertising is expenses when incurred. There has been no advertising during the period.

NOTE 8 - PROPERTY AND EQUIPMENT
________________________________________________________________________________

The company owns no property nor leases office space. The office space is donated by the director at no charge.

NOTE 9 - INCOME TAXES
________________________________________________________________________________

As of April 30, 2009, the Company had net operating loss carry forwards of approximately $61,676 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards

NOTE 10 - SUBSEQUENT EVENTS NOTE
________________________________________________________________________________

 The Company has evaluated subsequent events from the balance sheet date through December 12, 2009 and has determined that there are no events to disclose.

NOTE 11 - CASH AND CASH EQUIVALENTS
________________________________________________________________________________

THE COMPANY MAINTAINS ITS CASH IN A BANK WHICH IS INSURED UNDER THE CANADA DEPOSIT INSURANCE CORPORATION (CDIC), WHICH IS A CROWN CORPORATION OWNED BY THE GOVERNMENT OF CANADA. AS A FEDERAL AGENCY, IT PROVIDES INSURANCE UP TO A $100,000 CAD PER PERSON ON CANADIAN ACCOUNTS ONLY, FOR FINANCIAL SERVICES PROVIDED BY CHARTERED CANADIAN BANKS AND FINANCIAL INSTITUTIONS. THE COMPANY MAINTAINS ITS CASH IN A BANK IN CANADA TO OBTAIN THE INSURANCE AFFORDED BY CDIC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are the firm of Seale & Beers, CPAs operating from their offices in Las Vegas, NV. The Company engaged the auditors as of August 6, 2009. Our previous auditors, Moore and Associates, were dismissed by the Board of Directors on August 6, 2009. There have not been any disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.     Controls and Procedures

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

As of April 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of April 31, 2009 and communicated the matters to our management.

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

Item 9A

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

None

                                    PART III


Item 10.   Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers


Name             Age          Term Served           Title
________________________________________________________________________________
Tom Delaney       56          Since inception       President, Treasurer,
                                                    Principal Executive Officer
                                                    Principal Financial Officer
                                                    and sole member of the Board
                                                    of Directors

Ron McIntyre      61          April 3, 2009         Secretary

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

Officer and Director Background:

TOM DELANEY, PRESIDENT, CEO, DIRECTOR, TREASURER

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


RONALD S. MCINTYRE, SECRETARY

     Ron has been President and Chairman of Inter-Con/PC Inc. since December 17, 2008 and serves as its Chief Executive Officer and Chief Financial Officer. Mr. McIntyre has been President of Kaleidoscope Venture Capital, Inc. since October 5, 2005; Secretary since December 15, 2005 and Principal Executive Officer since September 29, 2006 and also serves as its Principal Financial Officer. He served as President and Chief Executive Officer of Telco Blue, Inc. until June 2003. He served as President of Vocalscape Inc. since June 2004 and of Dtomic Inc. since October 5, 2005. He served as President of International Sales for zKid Network Co. since February 2, 2004. He has extensive management experience with technology companies and start-ups in the United States and Canada. Most noteworthy was his shepherding of 3 publicly traded companies through mergers and acquisitions: Since March 19, 1998, as President of Visionary Solutions, he signed merger documents for an Agresso take over bid. In 1989, he joined Consumers Software Inc., as Director of Sales and Marketing and was instrumental in increasing software sales by more than 500% until Consumers Software Inc. was acquired by Microsoft. During 13 years with A.B. Dick Co., Mr. McIntyre held positions as Branch Manager and Pacific Zone Manager, and then transferred to California to commence branch sales operations in Sacramento. For 7 years, he worked for NBI, first to start up operations in Sacramento, Vancouver and Victoria, and then stepped up to Western Regional Manager. In addition, he was owner/operator of VIPaging Services, Ltd., a licensed paging company in British Columbia. He served as President and Chief Executive Officer of Visionary Solutions. He also served as Vice President of Sales and Marketing, Director of IT, and Vice President of Operations for Aimtronics Corporation. He served as Chairman of Telco Blue Inc. until August 25, 2003. He has been Director of Kaleidoscope Venture Capital, Inc.(also known as Vocalscape Networks, Inc.) since August 25, 2005. He served as Director of Dtomi Inc. since August 25, 2005. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until its merger with Modatech.

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

Item 11.   Executive Compensation.

Our current executive officers and director have not and do not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or director. Our executive officers and director have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officers and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position             Shares                Percent            Security
_______________________________________________________________________________
Tom Delaney
President and Director        14,000,000            73.9%              Common

Ron McIntyre                       0                 0.0%
Secretary
===============================================================================
Officers and Directors as
a Group (1)                   14,000,000            73.9%              Common

The address for Tom Delaney is 839 Central Parkway West, Suite 200, Mississauga, Ontario L5C 2V9.

The above referenced common shares were paid for and issued in April, 2006, for consideration of $0.001 per share total consideration of $15,000 and was issued 15,000,000 shares. On February 20, 2009 the Company forward split the common shares on a 2:1 basis and Mr. Delaney now controlled 30,000,000 shares. On March 18, 2009 Mr. Delaney cancelled and returned to treasury 16,000,000 shares leaving him with a balance of 14,000,000 shares.

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

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended April 30, 2009 we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2009. For review of our financial statements for the quarters ended July 31, 2008, October 31, 2008 and January 31, 2009 we incurred approximately $6,300 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

                                     PART IV

Item 15.   Exhibits.

The following exhibits are incorporated into this Form 10-K Annual Report:

   Exhibit No.    Description
         3.1      Articles of Incorporation [1]
         3.2      By-Laws of Barricode, Inc. [2]
         31.1     Certification  of Chief  Executive  Officer  Pursuant  to Rule
                  13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
         31.2     Certification  of Chief  Financial  Officer  Pursuant  to Rule
                  13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
         32.1     Certification of Chief Executive Officer under Section 1350 as
                  Adopted Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                  2002
         32.2     Certification of Chief Financial Officer under Section 1350 as
                  Adopted Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                  2002**


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



Barricode, Inc.

                  BY:      /s/ TOM DELANEY
                           _______________
                           Tom Delaney

                           President, Treasurer, Principal Executive Officer, Principal Financial Officer and Sole Director

Dated:  December 28, 2009