Form 10-Q
period 2010-01-31
BARRICODE, INC.
filed 2010-03-22
CIK 1398633

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: January 31, 2010
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2010, the registrant had 189,500,000 shares of common stock, $0.001 par value, issued and outstanding.

                                 BARRICODE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                JANUARY 31, 2010
                                                                                            (UNAUDITED)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENT

                                                                                                         2

                                 BARRICODE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           As at                  As at
                                                                      January 31, 2010       April 30, 2009
                                                                                               (Audited)
___________________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS
   Cash                                                                   $    193             $    301
   Prepaid Expense                                                               -                    -
___________________________________________________________________________________________________________
Total Current Assets                                                           193                  301
___________________________________________________________________________________________________________

TOTAL ASSETS                                                              $    193             $    301
===========================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts Payable                                                       $ 11,628             $ 30,606
   Due to related party                                                     52,502               22,593
___________________________________________________________________________________________________________

Total Current Liabilities                                                   64,130               53,199
___________________________________________________________________________________________________________

TOTAL LIABILITIES                                                         $ 64,130             $ 53,199

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     Authorized
     200,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
     189,500,000 shares of common stock at January 31, 2010, and
     April 30, 2009                                                        189,500              189,500
   Additional paid-in capital                                             (170,125)            (170,125)
   Deficit accumulated during the development stage                        (83,312)             (72,273)
___________________________________________________________________________________________________________

Total Stockholders' Equity (Deficit)                                       (63,937)             (52,898)
___________________________________________________________________________________________________________

Total liabilities & Stockholders' Equity (Deficit)                        $    193             $    301
===========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 BARRICODE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                                    Cumulative from
                                                                                                                    inception (April
                              Three months ended    Three months ended   Nine months ended    Nine months ended     3, 2006) to
                               January 31, 2010      January 31, 2009      January 31, 2010     January 31, 2009     January 31, 2010
____________________________________________________________________________________________________________________________________

REVENUE                          $         -           $         -          $         -          $         -            $      -

EXPENSES
   Office and general            $       443           $       884          $     1,764          $    11,821            $ 21,380
   Professional fees                   3,000                10,024                9,275               15,161              61,932
____________________________________________________________________________________________________________________________________

LOSS BEFORE INCOME TAXES         $    (3,443)          $   (10,908)         $   (11,039)         $   (26,982)           $(83,312)

PROVISION FOR INCOME TAXES       $         -           $         -          $         -          $         -            $      -
____________________________________________________________________________________________________________________________________

NET LOSS                         $    (3,443)          $   (10,908)         $   (11,039)         $   (26,982)           $(83,312)
====================================================================================================================================

BASIC AND  DILUTED  LOSS
PER  COMMON SHARE                $      0.00           $      0.00          $      0.00          $      0.00            $   0.00
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED              189,500,000           163,770,500          189,500,000          163,770,500
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 BARRICODE, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (APRIL 3, 2006) TO JANUARY 31, 2010,
                                   (Unaudited)

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
                                                                        Additional                  During the
                                                                         Paid-in    Subscription    Development
                                                   Common Stock          Capital     Receivable        Stage           Total
                                             __________________________________________________________________________________
                                              Number of      Amount
                                                shares
_______________________________________________________________________________________________________________________________

Balance, April 3,2006                                  -    $      -     $      -    $      -        $      -        $      -

Common stock issued at $0.0005 per share     300,000,000     300,000     (285,000)    (15,000)              -               -
  on April 26, 2006 (par value $0.001)

Net loss for year ended April 30, 2006                 -           -                        -          (1,279)         (1,279)
_______________________________________________________________________________________________________________________________

Balance, April 30, 2006                      300,000,000     300,000     (285,000)    (15,000)         (1,279)         (1,279)
_______________________________________________________________________________________________________________________________

Proceeds received from share subscriptions             -           -            -      15,000               -          15,000
  receivable

Common stock issued at $0.0025 per share.
  (May 1, 2006 to April 30, 2007)             49,500,000      49,500      (37,125)          -               -          12,375

    (par value $0.001)
_______________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2007                 -           -            -           -          (8,691)         (8,691)
_______________________________________________________________________________________________________________________________

Balance, April 30, 2007                      349,500,000    $349,500    $(322,125)          -        $ (9,970)       $ 17,405
_______________________________________________________________________________________________________________________________

Net loss for year ended April 30, 2008                 -           -            -           -         (25,000)        (25,000)
_______________________________________________________________________________________________________________________________

Balance, April 30, 2008                      349,500,000    $349,500    $(322,125)          -         (34,970)         (7,595)

Common stock redeemed at $0.0005 - March
  18, 2009                                  (160,000,000)   (160,000)     152,000                                      (8,000)

Net loss for year ended April 30, 2009                 -           -            -           -         (37,303)        (37,303)
_______________________________________________________________________________________________________________________________

Balance , April 30, 2009                     189,500,000     189,500     (170,125)          -         (72,273)        (52,898)
_______________________________________________________________________________________________________________________________

Net loss for the period ended January 31,
2010                                                                                                  (11,039)        (11,039)
_______________________________________________________________________________________________________________________________

Balance, January 31, 2010                    189,500,000    $189,500    $(170,125)    $      -        $(83,312)       $(63,937)
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 BARRICODE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                  results of
                                                                                Nine months    Nine months     operations from
                                                                                   Ended           ended       inception (April
                                                                                January 31,     January 31,      3, 2006) to
                                                                                    2010           2009        January 31, 2010
_______________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                                                       $(11,039)       $(26,982)        $ (83,312)
  Changes in operating assets and
    liabilities
  Accrual of Expenses                                                             (18,978)          8,515            11,628
_______________________________________________________________________________________________________________________________

NET CASH FROM OPERATING ACTIVITIES                                                (30,017)        (18,467)          (71,684)

FINANCING ACTIVITIES
  Proceeds from sale of common  stock                                                   -               -            19,375
  Increase in  Related Party Payable                                               29,909          10,075            52,502

_______________________________________________________________________________________________________________________________

NET CASH FROM FINANCING ACTIVITIES                                                 29,909          10,075            71,877

NET INCREASE (DECREASE) IN CASH                                                      (108)         (8,392)              193

CASH, BEGINNING                                                                       301           8,729                 -
_______________________________________________________________________________________________________________________________

CASH, ENDING                                                                     $    193        $    337         $     193

Supplemental cash flow information:
Cash paid for:
  Interest                                                                       $      -        $      -         $       -
  Income Taxes                                                                   $      -        $      -         $       -
===============================================================================================================================

NON-CASH ACTIVITIES
Increase in Related Party Payable from
Redemption of Shares                                                             $      -        $      -         $   8,000

   The accompanying notes are an integral part of these financial statements.

                                 BARRICODE, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

                                January 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements. The results of operations for the periods ended
January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The company has incurred losses since inception totalling $83,312

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

NOTE 3 - CAPITAL STOCK

On November 16, 2009 the Directors of the Company has authorized a nine for one stock dividend payable in stock to all shareholders of record as of the close of business November 13th, 2009. All amounts have been restated to reflect the 9 for 1 stock dividend in these Statements.

NOTE 4 - RELATED PARTY

An associate of the company has paid some of the company's expenses totalling
$27,500 which is reported as a related party payable bearing no interest and payable on demand. The principal shareholder has loaned the company $25,001.
It is payable on demand and is interest free.

NOTE 5 - SUBSEQUENT EVENTS

On February 17, 2010 Thomas Delaney resigned as President, CEO, CFO, and
Treasurer. On the same day G. Kelly O'Dea was appointed President and CEO, James
Schroer and Shane Carroll were appointed to the Board of Directors.

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

We did not earn any revenues during the three-month period ending January 31,
2010. During the period we incurred operating expenses of $3,443 comprising of professional fees in the amount of $3,000 and office and administrative expenses of $443. In the three-month period ending January 31, 2009 we incurred operating expenses of $10,908.

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

As of January 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company
Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2010.

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

Dated:  March 19, 2010

