Form 10-K
period 2010-04-30
POLAR WIRELESS CORP.
filed 2010-08-16
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________to ________________

Commission File Number      333-143750

POLAR WIRELESS CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4662814
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (775) 284-3769

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed third fiscal quarter was $23,100,000.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at August 13, 2010, there were 68,000,000 shares of Common Stock, $0.001 par value per share issued and outstanding.

TABLE OF CONTENTS

		Page Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART IV

Item 15	Exhibits and Financial Statement Schedules	25

PART I

Item 1. Business

Overview

Polar Wireless Corp. (formerly known as Barricode, Inc.) (" the Company," "we," "us," “it” and "our" refer to Barricode, Inc.) was incorporated in the State of Nevada as a for-profit company on April 3, 2006. Polar Wireless Corp. is a development-stage company organized to enter into the computer security software industry specializing in the packaging, sales, distribution and support of user-friendly open-source network security software.  Our low cost security software products and services will add value to open-source code supplied by independent third party providers.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

General

The Company goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and networks. Our “set it and forget it” approach frees the user to concentrate on work that makes them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.

Polar Wireless Corp. plans to provide three network security products. The first will be ChainMail, an easy to use freeware document protection (encryption) application.  ChainMail will allow users to encrypt outgoing email messages and decrypt incoming messages. The second product is ChainMail Pro, a retail version of ChainMail that will have more features and functionality than the freeware version.  The third is Impasse, a network intrusion detection application which monitors networks and detects activity that indicates the presence of an intruder on the network.

Plan of Operation

The company is attempting to raise capital and start the procurement of our security software systems. If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise sufficient funding.  Attempting to raise capital after failing in any phase of our software procurement plan would be difficult.  As such, if we cannot secure additional proceeds we will have to cease operations. If we have to reduce or cease our business activities due to lack of funding we have no plans to engage in any other business or enterprise.

We require capital to launch our business plans which consists of the following steps;

(1)
To obtain open-source e-mail encryption and network intrusion software applications that we can customize to provide initial freeware security applications to a wide variety of computer users.  The estimated cost to customize these applications is $7,000.

(2)
To obtain a license for a gateway provider to support our e-commerce transactions software required to distribute and receive payment for our proposed software products.  We expect this license to cost $7,000.  The company’s primary revenue stream will be derived from subscribers who will pay a recurring monthly fee to obtain security threat updates and computer protection software enhancements. We expect the majority of subscribers will pay for the material by using a credit card. A small percentage of the subscribers, less than two percent (2%), are expected to pay using a money order sent via the post office.  We will contract with a third party e-commerce

(3)
To develop and operate a website which will feature the current products and news of our future products. Product documentation including user’s manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

(4)
The final stage will be to procure client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

We also plan to initiate our marketing initiative out of which we expect to attract a large number of customers (personal and institutional computer network users) for our security systems. The marketing plan, which includes advertising in trade journals and attendance at industry trade shows, is estimated to cost $15,000.

We will compete directly with larger companies like Symantec, Cisco, Checkpoint, ISS, IBM and Microsoft as well as other smaller companies that produce security software. We feel that with our focus on ease-of-use and seamless background operation there is a considerable opportunity for us in this market. The features of Polar Wireless Corp. proposed network security products that will make them stand out from the competition are primarily ease-of-use and seamless background functionality. Others in the market are able to provide products that have similar functionality. However, our competitors’ products are often difficult to use and require that the user have an understanding of security issues and an above average level of technical proficiency with computers. The ease of use of our proposed network security applications will distinguish it from competing products in the market.

Polar Wireless Corp. has no employees and management does not plan to hire employees at this time. We currently have 4 directors, who will be responsible for the initial product development.  Once we have our product available to the market over the Internet, we will hire an independent consultant to build our website. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. We currently use office space and no payment is required, located at Suite112, North Curry Street, Carson City, Nevada, 89703 and our telephone number is (775) 284-3769 and the fax is (775) 546-6150. Management believes that its present office facilities are sufficient to accommodate our business requirements up to and until such a time that we begin operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

 None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are  currently listed on the OTC  exchange under the symbol BCDI.
As of August 13, 2010, the Company had thirty-four (34) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BCDI

Year Ended April 30, 2010 and 2009

Statement of Operations Data
	April 30,
	2010	2009

Revenues	$-	$-
Operating and Other Expenses	(27,163)	(37,303)

Net Loss	$(27,163)	$(37,303)

	April 30,
	2010	2009

Current Assets	$158	$301
Total Assets	158	301
Current Liabilities	80,219	53,199
Non Current Liabilities	-	-
Total Liabilities	80,219	53,199
Shareholders'Equity (Deficit)	(80,061)	(52,898)
Working Capital (Deficit)	$158	$301

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our auditor’s report on our April 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our directors may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2010 Audited Financial Statements - Auditors Report.”

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

Over the next twelve months, the Company intends to launch it’s three main products; the first is ChainMail is an easy to use document protection (encryption) application that we plan to provide as freeware. The second product is ChainMail Pro is a retail version of ChainMail that will have more features and functionality than the freeware version. Impasse, our third product, is our planned network intrusion detection application that will monitor network activity and detect activity that indicates the presence of an intruder.

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

We did not earn any revenues during the fiscal years ending April 30, 2010 or April 30, 2009.  During the fiscal year ending April 30, 2010 we incurred operating expenses of $27,163 (April 30, 2009 -$37,303) comprising of professional fees in the amount of $22,488 (April 30, 2009-$24,289) and office and administrative expenses of $4,675 (April 30, 2009 - $13,014).  Since inception the Company has incurred operating expenses of $99,436.

Off Balance Sheet Arrangements.

As of the date of this Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $43,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. Our former officer and director, Mr. Delaney, has undertaken to provide the Company with initial operating capital to sustain our business as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

Item 8. Financial Statements and Supplementary Data

Polar Wireless Corp.
fka Barricode, Inc.
(A Development Stage Company)

  FINANCIAL STATEMENTS

 April 30, 2010

(Audited)

POLAR WIRELESS CORP.
fka BARRICODE, INC.
(A Development Stage Company)

BALANCE SHEETS
(Audited)

	As at April 30, 2010	As at April 30, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash	$158	$301
Total Current Assets	158	301
Total Assets	$158	$301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$19,869	$30,606
Due to related parties	60,350	22,593
Total Current Liabilities	80,219	53,199
Total Liabilities	$80,219	$53,199

STOCKHOLDERS’ EQUITY (DEFICIT)7
Capital stock
Authorized
10,000,000 Preferred Shares, $0.001 par value, with zero issued and Outstanding (see Note 8)
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
189,500,000 shares of common stock at April 30, 2010, and April 30, 2009	189,500	189,500
Additional paid-in capital	(170,125)	(170,125)
Deficit accumulated during the development stage	(99,436)	(72,273)

Total Stockholders’ Equity (Deficit)	(80,061)	(52,898)

Total liabilities & Stockholders’ Equity (Deficit)	$158	$301

The accompanying notes are an integral part of these financial statements.

POLAR WIRELESS CORP.
fka BARRICODE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

	Year ended April 30, 2010	Year ended April 30, 2009	Cumulative from inception (April 3, 2006) to April 30, 2010

REVENUE	$-	$-	$-

EXPENSES

Office and general	$4,675	$13,014	$24,292
Professional Fees due to a Related Party	7,500	5,000	21,500
Professional fees	14,988	19,289	53,644
Loss before income taxes	$(27,163)	$(37,303)	$(99,436)

Provision for Income taxes	$-	$-	$-

NET LOSS	$(27,163)	$(37,303)	$(99,436)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	189,500,000	330,212,329

The accompanying notes are an integral part of these financial statements.

POLAR WIRELESS CORP.
fka BARRICODE, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (APRIL 3, 2006) TO APRIL 30, 2010,
(Audited)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total

Balance, Inception April 3,2006	-	$-	$-	$-	$-	$-

Common stock issued at $0.00005 per share on April 26, 2006 (par value $0.001)	300,000,000	300,000	(285,000)	(15,000)	-	-
Net loss for year ended April 30, 2006	-	-		-	(1,279)	(1,279)

Balance, April 30, 2006	300,000,000	300,000	(285,000)	(15,000)	(1,279)	(1,279)

Proceeds received from share subscriptions receivable	-	-	-	15,000	-	15,000

Common stock issued at $0.00025 per share. (May 1, 2006 to April 30, 2007) (par value $0.001)	49,500,000	49,500	(37,125)	-	-	12,375
Net loss for year ended April 30, 2007	-	-	-	-	(8,691)	(8,691)

Balance, April 30, 2007	349,500,000	$349,500	$(322,125)	-	$(9,970)	$17,405

Net loss for year ended April 30, 2008	-	-	-	-	(25,000)	(25,000)

Balance, April 30, 2008	349,500,000	$349,500	$(322,125)	-	(34,970)	(7,595)
Common stock redeemed at $0.00005 – March 18, 2009	(160,000,000)	(160,000)	152,000			(8,000)
Net loss for year ended April 30, 2009	-	-	-	-	(37,303)	(37,303)
Balance , April 30, 2009	189,500,000	189,500	(170,125)	-	(72,273)	(52,898)
Net loss for the year ended April 30, 2010					(27,163)	(27,163)
Balance, April 30, 2010	189,500,000	$189,500	$(170,125)	$-	$(99,436)	$(80,061)

All share amounts have been restated to reflect the 9 for 1 Stock Dividend in November 2009.

The accompanying notes are an integral part of these financial statements.

POLAR WIRELESS CORP.
fka BARRICODE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

	Year ended April 30, 2010	Year ended April 30, 2009	Cumulative results of operations from inception (April 3, 2006) to April 30, 2010

NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(27,163)	$(37,303)	$(99,436)
Expenses paid directly by related parties	37,757	17,714	60,350
Accrual of Expenses	(10,737)	19,160	19,869

NET CASH FROM OPERATING ACTIVITIES	(143)	(429)	(19,217)

FINANCING ACTIVITIES
Proceeds from sale of common stock		(8,000)	19,375

NET CASH FROM FINANCING ACTIVITIES		(8,000)	19,375

NET INCREASE (DECREASE) IN CASH	(143)	(8,429)	158

CASH, BEGINNING	301	8,729	-

CASH, ENDING	$158	$301	$158

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH ACTIVITIES

Increase in Related Party Payable from Redemption of Shares	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements.

POLAR WIRELESS CORP.
fka BARRICODE, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Audited)
April 30, 2010
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Polar Wireless Corp. fka Barricode, Inc (“Company”) is in the development stage and has incurred losses since inception totalling $99,436.  The Company was incorporated on April 3, 2006 in the State of Nevada and established a fiscal year end of April 30th.

On June 21, 2010 the Company changed its name to Polar Wireless Corp.

The Company's goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and computer networks.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value
In accordance with the requirements of ASC Topic 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Revenue and Cost Recognition
The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising
The company expenses advertising as incurred.  The company has had no advertising since inception.

Property
The Company does not own or lease any real property.  Office space is provided at no charge by an officer of the Company

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with ASC Topic 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.  Management has determined that our functional currency  is the US Dollar.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses
In accordance with ASC Topic 230, this statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC Topic 230 upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 -  GOING CONCERN

   The company has incurred losses since inception totalling $99,436.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820 the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 – Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company’s deferred tax asset as of April 30, 2010 are as follows:

April 30, 2010

Net operating loss carry forward	$99,436
Times Tax at Statutory rate	35%
Deferred Tax Asset	34,803
Valuation allowance	(34,803)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 6 – CAPITAL STOCK

On April 26, 2006, the sole Director had purchased 300,000,000 shares of the common stock in the Company at $0.00005 per share with proceeds to the Company totalling $15,000.

On April 30, 2006, the Company authorized a private placement offering of up to 51,000,000 shares of common stock at a price of $0.00025 per share. The total amount to be raised in this financing is $12,750. As of April 30, 2007, the Company had issued 49,500,000 shares at $0.00025 per share and received $12,375 from the sale of its private placement stock.

On February 20, 2009 the company increased the number of authorized shares of common stock from 75,000,000 to 200,000,000 and concurrently affected a two-for-one forward split of the issued and outstanding shares.

On March 18, 2009 the company redeemed and cancelled 160,000,000 of the post-split common shares from the same Director.

On November 16, 2009 the Directors of the Company has authorized a nine for one stock dividend payable in stock to all shareholders of record as of the close of business November 13th, 2009.  All amounts have been restated to reflect the 9 for 1 stock dividend in these Statements.

NOTE 7 - RELATED PARTIES

Associates of the company have paid some of the company’s expenses totalling $30,858which is reported as related parties payable bearing no interest and payable on demand. Various Shareholders have loaned the company $29,492.  They are payable on demand andare interest free.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events since the balance sheet date and has determined that the following events should be disclosed:

Effective June 15, 2010, the Company filed with the Secretary of State of the State of Nevada, an amendment to its Articles of Incorporation to authorize the creation of 10,000,000 shares, designated as “blank check” Preferred Stock. The Preferred Stock may be issued from time to time in one or more series by the Board of Directors.  The Board of Directors will be expressly authorized to provide, by resolution(s) duly adopted by it prior to issuance, for the creation of each such series and to fix the designation and the powers, preferences, rights, qualifications, limitations and restrictions relating to the shares of each such series of Preferred Stock.

On June 21, 2010 the Company changed its name to Polar Wireless Corp.

On June 8, 2010 the Company redeemed 121,500,000 shares from the former President for $100, and a release of claims by the Corporation to Mr. Delaney.

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

Item 9A.     Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of April 30, 2009 and communicated the matters to our management.

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

Item 9A(T)

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title

G. Kelly O’Dea	62	February 17, 2010 to present	President,Chief Executive Officer Board Chairman

James Schroer	58	February 17, 2010 To present	Board Director Chairman, Compensation Committee

Shane Carroll	46	February 17, 2010 to present	Board Director Secretary Treasurer Chairman, Audit Committee

Paul Schaut	51	July 7, 2010To present	Board Director :

Officer and  Director Background

G. Kelly O’Dea

Mr. O'Dea has since 2005 has been the Chairman of The Alliance for High Performance Leadership, a global strategic advice and applied innovation firm. He is also board director of YuuZoo Global Mobile and Board Chairman – Thunderbird School of Global Management.  He has extensive experience in technology, new media and mobile services.  Formerly Mr. O’Dea served as President, Board Director and Executive Committee Member - Foote Cone & Belding Worldwide; Vice Chairman – Global Operations and Chairman – Europe, Middle East and Africa of Bozell Worldwide; President – Worldwide Client Services, Board Director and Executive Committee Member of Ogilvy & Mather Worldwide.

Mr. O'Dea received a Global MBA with distinction from Thunderbird School of Global Management and received an undergraduate degree is in Political Science and Economics from The University of Portland.

James Schroer

Mr. James Schroer is Principal & Founder of EngageNextGen LLC, a management-consulting firm, since September 2008. From May 2005 through June, 2008, Mr. Schroer was President & Chief Executive Officer of Carlson Marketing Worldwide, a marketing services firm. Previously, Mr. Schroer was Executive Vice President, Global Sales Marketing & Service, Daimler Chrysler, and he was VP Global Marketing for Ford Motor Company. He also was a partner at Booz Allen & Hamilton. Mr. Schroer sits on a number of private company Boards of Directors.

He is a graduate of Carleton College, and Harvard Business School.

Shane Carroll

Mr Shane Carroll has spent the better part of 25 years working in the travel industry both in Canada, Ireland and England. Returning to Canada in 1999, Shane joined itravel2000 as EVP Product Development through to 2001, then as Deputy CEO for 2002 - 2004 and most recently as COO up to leaving the industry in September 2009. As well he negotiated its sale to British parent company, Travelzest PLC in October 2006.

Mr Carroll is also a director of My Screen Mobile and consults for various mobile related private companies.

Paul Schaut

Paul Schaut has a 27 year diverse and extensive experience in private and public companies with roles ranging from sales and marketing management to President, CEO and Board Director.  Serving in management positions in both the U.S. and in Europe, involved in all operational aspects of business at various stages in the business lifecycle.  Visionary, sales driven, operations oriented CEO – proven in establishing recognized thought and leadership for several companies.

Currently Mr. Schaut is the Chairman and CEO of Modiv Media, a privately held company with headquarters in Quincy, Massachusetts.  Mr. Schaut is on the Board of Directors of Zumobi, a privately held computer software company (since June 2006), and Pontiflex, a privately held information technology and services company (since June 2009).  From 2001 thru to March 2008 Mr. Schaut was a Board of Director Member for Constant Contact, a public company in the computer software industry.

Mr. Schaut holds a Bachelor of Science degree in business administration from San Jose State University.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Significant Employees

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of Polar Wireless Corp.

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

Item 11.   Executive Compensation.

Our current executive officers and directors have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our directors and executive officers, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                        Shares                Percent            Security
__________________________________________________________
Officers and Directors as
a Group (1)

No Officers or Directors currently hold any of the company’s common stock equity.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future.  The Company’s current officers and directors anticipate devoting at a minimum of ten to fifteen percent of their available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended April 30, 2010 we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2010. For review of our financial statements for the quarters ended July 31, 2009, October 31, 2009 and January 31, 2010 we incurred approximately $6,300 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15.   Exhibits.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]

3.2	By-Laws of Polar Wireless Corp.[2]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s SB-2 filed with the Commission on June 8, 2007.

[2] Incorporated by reference from the Company’s SB-2 filed with the Commission on June 8, 2007.

  * Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polar Wireless Corp.

By:	/s/ G. Kelly O’Dea
G. Kelly O’Dea
President, Principal Executive Officer, Director

/s/ Shane Carroll
Shane Carroll
Secretary and Principal Financial Officer, Director

/s/ James Schroer
James Schroer
Director

/s/ Paul Schaut
Paul Schaut
Director

Dated:  August 13, 2010