Form 10-K/A
period 2010-04-30
POLAR WIRELESS CORP.
filed 2010-08-16
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to ______________

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Polar Wireless Corp fka Barricode, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Polar Wireless Corp fka Barricode, Inc. (A Development Stage Company) as of April 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2010 and from inception on April 3, 2006 through April 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polar Wireless Corp fka Barricode, Inc. (A Development Stage Company) as of April 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2010 and from inception on April 3, 2006 through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $27,163, an accumulated deficit of $99,436, working capital deficit of $80,061 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 13, 2010

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