Form 10-Q
period 2010-07-31
POLAR WIRELESS CORP.
filed 2010-09-15
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to ____

Commission File Number     333-143750

POLAR WIRELESS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4662814
(State of Incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street
Carson City, Nevada, 89703
(Address of principal executive offices)

(775) 284-3769
(Issuer’s telephone number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 15, 2010, the registrant had 68,000,000 shares of common stock, $0.001 par value, issued and outstanding.

POLAR WIRELESS Corp.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2010

Unaudited

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2010	April 30, 2010
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$122	$158
TOTAL ASSETS	$122	$158

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,972	$19,869
Loans from Related Party	39,998	60,350
TOTAL CURRENT LIABILITIES	$60,970	$80,219

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock
Authorized
10,000,000 Preferred Shares, $0.001 par value, with zero issued and outstanding
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,000,000 shares of common stock (189,500,000 on April 30, 2010)	$68,000	$189,500
Additional Paid in Capital	(23,723)	(170,125)
Deficit accumulated during the development stage	(105,125)	(99,436)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(60,848)	$(80,061)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$122	$158

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months	Three months	Cumulative results from inception
	ended	ended	(April 3, 2006) to
	July 31, 2010	July 31, 2009	July 31, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$1,991	$660	$26,283
Professional Fees due to a related party	1,500	1,500	23,000
Professional Fees	2,198	1,500	55,842
Loss before income taxes	$5,689	$3,660	$105,125
Provision for Income Taxes	-	-	-

NET LOSS	$(5,689)	$(3,660)	$(105,125)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	118,184,783	189,500,000

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 3, 2006) to July 31, 2010 Unaudited

	Common Stock		Additional	Share	Deficit accumulated
	Number		Paid-in		during the stage
	of shares	Amount	Capital	Receivable	development	Total
Balance, Inception April 3, 2006	-	$-	$-	$-	$-	$-
Common Stock issued at $0.00005 per
share on April 26, 2006	300,000,000	300,000	(285,000)	(15,000)	-	-
Net loss for the year April 30, 2006					(1,279)	(1,279)
Balance, April 30, 2006	300,000,000	$300,000	$(285,000)	$(15,000)	$(1,279)	$(1,279)
Proceeds from Subscription Receivable				15,000		15,000
Common Stock issued at $0.00025 per
share (May 1, 2006 & April 30, 2007)	49,500,000	49,500	(37,125)			12,375
Net loss for the year April 30, 2007					(8,691)	(8,691)
Balance, April 30, 2007	349,500,000	$349,500	$(322,125)	$-	$(9,970)	$17,405
Net loss for the year April 30, 2008					(25,000)	(25,000)
Balance, April 30, 2008	349,500,000	$349,500	$(322,125)	$-	$(34,970)	$(7,595)
Common Stock redeemed at $0.00005
on March 18, 2009	(160,000,000)	(160,000)	152,000			(8,000)
Net loss for the year April 30, 2009					(37,303)	(37,303)
Balance, April 30, 2009	189,500,000	$189,500	$(170,125)	$-	$(72,273)	$(52,898)
Net loss for the year April 30, 2010					(27,163)	(27,163)
Balance, April 30, 2010	189,500,000	$189,500	$(170,125)	$-	$(99,436)	$(80,061)
Common Stock redeemed & cancelled
- June 8, 2010, for $100 per agreement	(121,500,000)	(121,500)	121,400			(100)
Forgiveness of related party debt			25,002			25,002
Net loss for the period to July 30, 2010					(5,689)	(5,689)
Balance, July 31, 2010	68,000,000	$68,000	$(23,723)	$-	$(105,125)	$(60,848)

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	April 3, 2006(inception
	ended	ended	date) to
	July 31, 2010	July 31, 2009	July 31, 2010

NET CASH USED IN OPERATING ACTIVITIES
Net loss	$(5,689)	$(3,660)	$(105,125)
Expenses paid directly by related parties	4,650	2,909	65,000
Increase (decrease) in accrued expenses	$1,003	$716	$20,872

	$(36)	$(35)	$(19,253)

FINANCING ACTIVITIES
Redemption of common stock	(100)		(100)
Proceeds from sale of common stock	-	-	19,375
Increase in Loans to accrued expenses	100		100

NET CASH FROM FINANCING ACTIVITIES	$-	$-	$19,375

NET INCREASE ( DECREASE) IN CASH	$(36)	$(35)	$122

CASH, BEGINNING OF PERIOD	$158	$301	$-

CASH, END OF PERIOD	$122	$266	$122

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-Cash Activities:
Increase (Decrease) in Related Party Payable
from forgiveness of debt	(25,002)		(25,002)
from redemption of shares	$100	$-	$8,100

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended July 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – REDEMPTION OF SHARES

On June 8, 2010 the Company redeemed 121,500,000 shares from the former President for $100, and he forgave the related party debt of $25,002.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of July 31, 2010, the Company has an accumulated deficit of $105,125, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events since July 31, 2010 and has determined that there are no events to disclose.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Polar Wireless Corp. (" the Company," “Polar,” "we," "us," “it” and "our" refer to Polar Wireless Corp.) was incorporated in the State of Nevada as a for-profit company on April 3, 2006. Polar is a development-stage company organized to enter into the computer security software industry specializing in the packaging, sales, distribution and support of user-friendly open-source network security software.  Our low cost security software products and services will add value to open-source code supplied by independent third party providers.

The Company’s goal is to become a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and computer networks. Our “set it and forget it” approach frees uses to concentrate on the work that makes them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.

Polar plans to provide three network security products. The first will be ChainMail, an easy to use freeware document protection (encryption) application.  ChainMail will allow users to encrypt outgoing email messages and decrypt incoming messages. The second product is ChainMail Pro, a retail version of ChainMail that will have more features and functionality than the freeware version.  The third is Impasse, a network intrusion detection application which monitors networks and detects activity that indicates the presence of an intruder on the network.

We did not earn any revenues during the three-month period ending July 31, 2010.  During the period we incurred operating expenses of $5,689 (July 31, 2009-$3,660) comprising of professional fees in the amount of $3,698 (July 31, 2009 - $3,000) and office and administrative expenses of $1,991 (July 31, 2009 - $660).

Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our  future economic  performance,  the plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

Polar Wireless Corp.,  intends to develop and operate a website which will feature the current products and news of our future products. Product documentation including user’s manuals, product registration and other supporting documentation will also be delivered electronically from our web site in Adobe PDF format. Website development and content is anticipated to cost $6,000

The final activity will be to procure client functionality modules in order to augment the network intrusion systems with automatic periodic updates of resident threat signatures and website integration at an estimated cost of $8,000.

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

Management does not plan to hire employees at this time. Our officers and directors will be responsible for the initial product development.  Once the company has product to market over the Internet, we will hire an independent consultant to build our website. The company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of July 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee  resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee  results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We have appointed outside directors to our board of directors and are in the process of setting up a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Polar Wireless Corp.

By:	/s/ G. Kelly O’Dea
G. Kelly O’Dea
President, Principal Executive Officer, Director

By:	/s/ Shane Carroll
Shane Carroll
Secretary and Principal Financial Officer, Director

By:	/s/ James Schroer
James Schroer
Director

By:	/s/ Paul Schaut
Paul Schaut
Director

Dated:  September 15, 2010