Form 10-Q/A
period 2010-07-31
POLAR WIRELESS CORP.
filed 2010-12-03
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

4440 PGA Blvd Suit
600 Palm Beach Gardens,
FL 33410 USA 1-905-881-8444
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

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

Dated:  December 3, 2010