Form 10-Q
period 2010-10-31
POLAR WIRELESS CORP.
filed 2010-12-13
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

 Commission File Number:  333-143750

POLAR WIRELESS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4662814
(State of Incorporation or organization)	(I.R.S. Employer Identification No.)

4440 PGA Blvd.
Suite 600
Palm Beach Gardens, FL 33410 USA
(Address of principal executive offices)

1-905-881-8444
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 13, 2010, the registrant had 68,000,000 shares of common stock, $0.001 par value, issued and outstanding.

POLAR WIRELESS Corp.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS
October 31, 2010
Unaudited

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2010	April 30, 2010
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$86	$158
TOTAL ASSETS	$86	$158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,040	$19,869
Loans from Related Parties	52,086	60,350
TOTAL CURRENT LIABILITIES	$67,126	$80,219

STOCKHOLDERS’ EQUITY ( DEFICIT )
Capital stock
Authorized
10,000,000 Preferred Shares, $0.001 par value, with zero issued and outstanding
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,000,000 shares of common stock at October 31, 2010 (189,500,000 on April 30, 2010)	$68,000	$189,500
Additional Paid in Capital	(23,723)	(170,125)
Deficit accumulated during the development stage	(111,317)	(99,436)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(67,040)	$(80,061)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$86	$158

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(April 3, 2006) to
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,168	$661	$3,308	$1,320	$27,600
Professional Fees due to a related party	1,500	3,000	3,000	4,500	24,500
Professional Fees	3,375	275	5,573	1,775	59.217
Loss before income taxes	$6,043	$3,936	$11,881	$7,595	$111,317
Provision for income taxes			-	-	-
NET LOSS	$(6,043)	$(3,936)	$(11,881)	$(7,595)	$(111,317)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$68,000,000	$189,500,000	92,092,391	189,500,000

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 3, 2006) to October 31, 2010
Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, Inception April 3, 2006	-	$-	$-	$-	$-	$-

Common Stock issued at $0.00005 per
share on April 26, 2006	300,000,000	300,000	(285,000)	(15,000)	-	-

Net loss for the year April 30, 2006					(1,279)	(1,279)

Balance, April 30, 2006	300,000,000	$300,000	$(285,000)	$(15,000)	$(1,279)	$(1,279)
Proceeds from Subscription Receivable				15,000		15,000

Common Stock issued at $0.00025 per
share (May 1, 2006 & April 30, 2007)	49,500,000	49,500	(37,125)			12,375

Net loss for the year April 30, 2007					(8,691)	(8,691)

Balance, April 30, 2007	349,500,000	$349,500	$(322,125)	$-	$(9,970)	$17,405
Net loss for the year April 30, 2008					(25,000)	(25,000)

Balance, April 30, 2008	349,500,000	$349,500	$(322,125)	$-	$(34,970)	$(7,595)
Common Stock redeemed at $0.00005
on March 18, 2009	(160,000,000)	(160,000)	152,000			(8,000)

Net loss for the year April 30, 2009					(37,303)	(37,303)

Balance, April 30, 2009	189,500,000	$189,500	$(170,125)	$-	$(72,273)	$(52,898)
Net loss for the year April 30, 2010					(27,163)	(27,163)

Balance, April 30, 2010	189,500,000	$189,500	$(170,125)	$-	$(99,436)	$(80,061)
Common Stock redeemed & cancelled
- June 8, 2010, for $100 per agreement	(121,500,000)	(121,500)	121,400			(100)
Forgiveness of related party debt 6/8/10			25,002			25,002

Net loss for the period to October 31, 2010					(11,881)	(11,881)

Balance, October 31, 2010	68,000,000	$68,000	$(23,723)	$-	$(111,317)	$(67,040)

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Six months	Six months	April 3, 2006
	ended	ended	(inception date) to
	October 31, 2010	October 31, 2009	October 31, 2010

OPERATING ACTIVITIES
Net loss	$(11,881)	$(7,595)	$(111,317)
Expenses paid directly by related parties	16,638	5,408	52,086
Expenses paid by related parties & forgiven	-	-	16,902
Increase (decrease) in accrued expenses	$(4,829)	$2,115	$15,040

NET CASH USED IN OPERATING ACTIVITIES	$(72)	$(72)	$(27,289)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	23,375

NET CASH FROM FINANCING ACTIVITIES	$-	$-	$23,375

NET INCREASE ( DECREASE) IN CASH	$(72)	$(72)	$86

CASH, BEGINNING OF PERIOD	$158	$301	$-

CASH, END OF PERIOD	$86	$229	$86

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-Cash Activities:
Increase (Decrease) in Related Party Payable
from forgiveness of debt	(25,002)		(25,002)
from redemption of shares	$100	$-	$8,100

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended October 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – REDEMPTION OF SHARES
On June 8, 2010 the Company redeemed 121,500,000 shares from the former President for $100, and he forgave the related party debt of $25,002.

NOTE 3 – GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. From inception to October 31, 2010, the Company has an accumulated deficit of $111,317, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – RECLASSIFICATION
The October 31, 2009 amounts in both the Income Statement and the Statement of Cash Flows reflect an expanded reclassification of Professional Fees between those paid directly by or to a related party and those paid by the company.

NOTE 5 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events from October 31, 2010 through the date of the financial statements were available to be issued and has determined that there are no events to disclose.

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

We did not earn any revenues during the six-month period ending October 31, 2010.  During the period we incurred operating expenses of $11,881(October 31, 2009-$7,595) comprising of professional fees in the amount of $8,573(October 31, 2009 - $6,275) and office and administrative expenses of $3,308 (October 31, 2009 - $1,320).
The company has a cash balance of $86 at October 31, 2010 ($158-April 30, 2010)

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

Off Balance Sheet Arrangements.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $43,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. Associates of the company have undertaken to provide the Company with operating capital to sustain our business as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

As of October 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee  resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2010.

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

Polar Wireless Corp.

Dated: December 13, 2010	By:	/s/ G. Kelly O’Dea
G. Kelly O’Dea
President, Principal Executive Officer, Director

/s/ Shane Carroll
Shane Carroll
Secretary and Principal Financial Officer, Director

/s/ James Schroer
James Schroer Director

/s/ Paul Schaut
Paul Schaut Director