Form 10-K/A
period 2010-04-30
POLAR WIRELESS CORP.
filed 2011-03-01
CIK 1398633

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2
TO
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

The market for the Company’s network security systems and services is a growing niche market and is rapidly changing and significantly competitive. The market for Internet-distributed software products and services is also characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new and innovative network security software products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. Competition will likely increase significantly, as new companies enter the network security market and current competitors expand their software products and services.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. Our principal adminstrative offices are located at Suite112, North Curry Street, Carson City, Nevada, 89703, which is the same address as our registered agent , and our telephone number is (775) 284-3769 and the fax is (775) 546-6150. Each of our officers and directors work on Company business from their respective home offices at no cost to the Company . Management believes that its present office work arrangements with its officers and directors are sufficient to accommodate our business requirements up to and until such a time that we begin operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

The Company’s common stock is traded in the over-the-counter market and is quoted on the Electronic Bulletin Board (“OTC BulletinBoard”)and the Pink Sheets under the symbol “BCDI.”  The following table represents the range of the high and the low closing bid prices,as quoted on the OTC Bulletin Board, for each fiscal quarter for the last two fiscal years ended April 30, 2010 and 2009.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
April 30, 2010	$0.010	$2. 75
January 31, 2010	$0. 01	$2.75
October 31, 2009	$0. 01	$2.50
July 31, 2009	$0. 01	$2. 50
April 30, 2009	$0.01	$2.00
January 31, 2009	$0.01	$0.20
October 31, 2008	$0.01	$0.20
July 31, 2008	$0.01	$0.20

On April 30, 2010, the Company estimates that there were approximately 22 record holders of the Company’s common stock.

Dividends and Dividend Policy

The Company has not paid any cash dividends on its common stock during the last two fiscal years and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in the business.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company’s financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

The Company made no equity securities during the fiscal year ended 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2010.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Polar Wireless Corp fka Barricode, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Polar Wireless Corp fka Barricode, Inc. (A Development Stage Company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2010 and 2009, and from inception on April 3, 2006 through April 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polar Wireless Corp fka Barricode, Inc. (A Development Stage Company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2010 and 2009, and from inception on April 3, 2006 through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.   We have not timely filed all of the reports required to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Specifically, we note that we did not timely file the Forms 10-K for the fiscal years ended April 30, 2010 and 2009, the Forms 10-Q for the quarters ended October and July 2009 and a Form 8-K filed June 29, 2010.  Based on the foregoing, our president (our principal executive officer, our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Management’s Annual report on Internal Control over Financial Reporting

As of April 30, 2010, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

●  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In  evaluating the effectiveness of  our internal  control over financial reporting, our  management  used the criteria set forth by the Committee of  Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on that evaluation, completed only by our President and a Director, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Officer and  Director Background

G. Kelly O’Dea

Mr. O'Dea has since 2005 has been the Chairman of The Alliance for High Performance Leadership, a global strategic advice and applied innovation firm. He is also board director of YuuZoo Global Mobile and Board Chairman – Thunderbird School of Global Management.  He has extensive experience in technology, new media and mobile services.  Formerly Mr. O’Dea served as President, Board Director and Executive Committee Member - Foote Cone & Belding Worldwide; Vice Chairman – Global Operations and Chairman – Europe, Middle East and Africa of Bozell Worldwide; President – Worldwide Client Services, Board Director and Executive Committee Member of Ogilvy & Mather Worldwide. These experiences, qualifications and attributes have led to our conclusion that Mr. O’Dea should be serving as a member of our Board of Directors in light of our business and structure.

Mr. O'Dea received a Global MBA with distinction from Thunderbird School of Global Management and received an undergraduate degree is in Political Science and Economics from The University of Portland.

James Schroer

Mr. James Schroer is Principal & Founder of EngageNextGen LLC, a management-consulting firm, since September 2008. From May 2005 through June, 2008, Mr. Schroer was President & Chief Executive Officer of Carlson Marketing Worldwide, a marketing services firm. Previously, Mr. Schroer was Executive Vice President, Global Sales Marketing & Service, Daimler Chrysler, and he was VP Global Marketing for Ford Motor Company. He also was a partner at Booz Allen & Hamilton. Mr. Schroer sits on a number of private company Boards of Directors. These experiences, qualifications and attributes have led to our conclusion that Mr. Schroer should be serving as a member of our Board of Directors in light of our business and structure.

He is a graduate of Carleton College, and Harvard Business School.

Shane Carroll

Mr Shane Carroll has spent the better part of 25 years working in the travel industry both in Canada, Ireland and England. Returning to Canada in 1999, Shane joined itravel2000 as EVP Product Development through to 2001, then as Deputy CEO for 2002 - 2004 and most recently as COO up to leaving the industry in September 2009. As well he negotiated its sale to British parent company, Travelzest PLC in October 2006. These experiences, qualifications and attributes have led to our conclusion that Mr. Schaut should be serving as a member of our Board of Directors in light of our business and structure.

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

These experiences, qualifications and attributes have led to our conclusion that Mr. Schaut should be serving as a member of our Board of Directors in light of our business and structure.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The  following table  lists, as of April 30, 2010, the number  of shares of  common stock of  our  Company that are beneficially  owned by  (i)  each person or entity known to our  Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 189,500,000 shares of our common stock  issued and outstanding as of April 30, 2010. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock	Tom Delaney (2)	125,000,000	65.96%
Common Stock	Bruce Borrie	16,500,000	8.70%
Common Stock	Confida Corporate Financial Limited	15,000,000	7.91%
Common Stock	G. Kelly O’Dea	-0-	0%
Common Stock	James Shroer (3)	-0-	0%
Common Stock	Shane Carroll (4)	-0-	0%
	All executive officers and directors as a group (4 persons)	125,000,000	65.96%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Polar Wireless Corp., 112 North Curry Street, Suite 212, Carson City, Nevada 89703.
(2)  Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director.  Resigned as President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director on February 17, 2010.
(3)  Appointed President and Chief Executive Officer and Director February 17, 2010.
(4)  Appointed Director February 17, 2010.
(5)  Appointed Secretary and Director February 17, 2010.

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

PART IV

Item 15.   Exhibits.

The following exhibits are incorporated into this Annual Report on Form 10-K:

Exhibit No.	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on June 14, 2007.

SIGNATURES

Pursuant  to  the  requirements  of  Section 13 or 15(d) of  the Securities and  Exchange Act of  1934, the registrant has duly  caused  this  report to  be signed on its behalf  by  the undersigned,  thereunto duly authorized, in the City of Palm Beach Gardens, Florida, on March 1, 2011.

Polar Wireless Corp.

By:	/s/ G. Kelly O’Dea
G. Kelly O’Dea
President, Chief Executive Officer, Director

Pursuant to  the  requirements of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of  Registrant and in the capacities indicated on  March 1, 2011.

Signature	Title

/s/ Shane Carroll	Secretary, principal financial officer, principal accounting officer, Director
Shane Carroll
/s/ James Shroer	Director
James Shroer
/s/ Paul Schaut	Director
Paul Schaut
/s/ G. Kelly O’Dea	President, Chief Executive Officer, Director
G. Kelly O’Dea