Form 10-Q
period 2011-01-31
POLAR WIRELESS CORP.
filed 2011-03-22
CIK 1398633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54131

POLAR WIRELESS CORP.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4440 PGA Blvd.
Palm Beach Gardens, Florida 33410
(Address of principal executive offices, zip code)

(646) 520-7426
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 21, 2011, there were 68,000,000 shares of common stock, $0.001 par value per share, outstanding.

POLAR WIRELESS CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2011

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets as of January 31, 2011 (unaudited) and April 30, 2010.	5

		Condensed Statements of Operations for the three months ended January 31, 2011 and 2010; the nine months ended January 31, 2011 and 2010; and the period from April 3, 2006 (Inception) to January 31, 2011 (unaudited).	6

		Condensed Statements of Stockholders’ Equity (Deficit) from Inception (April 3, 2006) to January 31, 2011.	7

		Condensed Statements of Cash Flow for the nine months ended January 31, 2011 and 2010, and the period from April 3, 2006 (Inception) through January 31, 2011 (unaudited).	8

		Notes to Financial Statements (unaudited).	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

	Item 4T.	Controls and Procedures.	16

Part II.	Other Information

	Item 1.	Legal Proceedings.	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	(Removed and Reserved).	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	16

Signatures			17

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Polar Wireless Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to consummate the amalgamation/merger contemplated by that certain letter of intent dated January 4, 2011, by and between the Company and 2230354 Ontario Limited, an Ontario, Canada  corporation (“2230354 Ontario”), the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to successfully integrate the operations of Polar Wireless Ontario and 2230354 Ontario into the Company, the possibility that the technology of 2230354 Ontario will become obsolete, that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

POLAR WIRELESS Corp.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2011

Unaudited

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	January 31, 2011	April 30, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$158
Prepaid expenses	18,176	-

TOTAL ASSETS	$18,176	$158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104,279	$24,359
Loans from Related Parties	75,017	55,860
TOTAL CURRENT LIABILITIES	$179,296	$80,219

STOCKHOLDERS’ EQUITY ( DEFICIT )
Capital stock
Authorized
10,000,000 Preferred Shares, $0.001 par value, with zero issued and outstanding
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,000,000 shares of common stock at January 31, 2011 (189,500,000 on April 30, 2010)	$68,000	$189,500
Discount on stock	(23,723)	(170,125)
Deficit accumulated during the development stage	(205,397)	(99,436)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(161,120)	$(80,061)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$18,176	$158

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended January 31, 2011	Three months ended January 31, 2010	Nine months ended January 31, 2011		Nine months ended January 31, 2010	Cumulative results from inception (April 3, 2006) to January 31, 2011
REVENUE

Revenues	$-	$-		$-	$-	$-
Total Revenues	$-	$-		$-	$-	$-

EXPENSES

Office and general	$88,580	$443		$91,888	$1,764	$116,180
Professional Fees (Note)	5,500	3,000		14,073	9,275	89,217

Loss before income taxes	$94,080	$3,443		$105,961	$11,039	$205,397
Provision for income taxes				-	-	-
NET LOSS	$(94,080)	$(3,443)	$	(105,961)	$(11,039)	$(205,397)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00		$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,000,000	189,500,000		85,168,478	189,500,000

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 3, 2006) to January 31, 2011
Unaudited

	Common Stock		Discount	Share	Deficit accumulated during the
	Number of		on	Subscription	development
	shares	Amount	Stock	Receivable	stage	Total
Balance, Inception April 3, 2006	-	$-	$-	$-	$-	$-

Common Stock issued at $0.00005 per
share on April 26, 2006	300,000,000	300,000	(285,000)	(15,000)	-	-

Net loss for the year April 30, 2006					(1,279)	(1,279)

Balance, April 30, 2006	300,000,000	$300,000	$(285,000)	$(15,000)	$(1,279)	$(1,279)
Proceeds from Subscription Receivable				15,000		15,000

Common Stock issued at $0.00025 per
share (May 1, 2006 & April 30, 2007)	49,500,000	49,500	(37,125)			12,375

Net loss for the year April 30, 2007					(8,691)	(8,691)

Balance, April 30, 2007	349,500,000	$349,500	$(322,125)	$-	$(9,970)	$17,405
Net loss for the year April 30, 2008					(25,000)	(25,000)

Balance, April 30, 2008	349,500,000	$349,500	$(322,125)	$-	$(34,970)	$(7,595)
Common Stock redeemed at $0.00005
on March 18, 2009	(160,000,000)	(160,000)	152,000			(8,000)

Net loss for the year April 30, 2009					(37,303)	(37,303)

Balance, April 30, 2009	189,500,000	$189,500	$(170,125)	$-	$(72,273)	$(52,898)
Net loss for the year April 30, 2010					(27,163)	(27,163)

Balance, April 30, 2010	189,500,000	$189,500	$(170,125)	$-	$(99,436)	$(80,061)
Common Stock redeemed & cancelled
- June 8, 2010, for $100 per agreement	(121,500,000)	(121,500)	121,400			(100)

Forgiveness of related party debt 6/8/10			25,002			25,002

Net loss for the period to January 31, 2011					(105,961)	(105,961)

Balance, January 31, 2011	68,000,000	$68,000	$(23,723)	$-	$(205,397)	$(161,120)

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	April 3, 2006
	ended	ended	(inception date) to
	January 31, 2011	January 31, 2010	January 31, 2011

OPERATING ACTIVITIES
Net loss	$(105,961)	$(11,039)	$(205,397)
Increase in prepaid expenses	(18,176)	-	(18,176)
Increase in loans from related parties	79,920	29,909	93,246
Expenses paid by related parties & forgiven	25,002	-	25,002
Increase (decrease) in accounts payable and accrued liabilities	1	(18,978)	86,050

NET CASH USED IN OPERATING ACTIVITIES	$(58)	$(108)	$(19,275)

FINANCING ACTIVITIES
Redemption of shares	(100)		(8,100)
Proceeds from sale of common stock	-	-	27,375

NET CASH (USED IN) FROM FINANCING ACTIVITIES	$(100)	$-	$19,275

NET INCREASE ( DECREASE) IN CASH	$(158)	$(108)	$-

CASH, BEGINNING OF PERIOD	$158	$301	$-

CASH, END OF PERIOD	$-	$193	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

POLAR WIRELESS Corp.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
January 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended January 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

Polar Wireless Corp. fka Barricode, Inc (“Company”) is in the development stage and has incurred losses since inception totalling $205,397.  The Company was incorporated on April 3, 2006 in the State of Nevada and established a fiscal year end of April 30th.

On June 21, 2010 the Company changed its name to Polar Wireless Corp.

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 2 – REDEMPTION OF SHARES

On June 8, 2010 the Company redeemed 121,500,000 shares from the former President for $100, and he forgave the related party debt of $25,002.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. From inception to January 31, 2011, the Company has an accumulated deficit of $205,397, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s financial statement presentation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Professional fees include $5,573   (2010 $7,500) payable too Crystal Global Consulting, Inc.  This company was considered a related party with the prior director and majority shareholder of the corporation.  The director has since left the board and is no longer a majority shareholder.

NOTE 6 – OTHER EVENTS

On January 4, 2011, Polar Wireless Corp. (the “Company”), Polar Wireless Corporation, a corporation existing under the laws of the Province of Ontario and 2230354 Ontario Limited, a corporation existing under the laws of the Province of Ontario, executed a binding letter of intent which provides for the amalgamation of 2230354 Ontario Limited, with and into Polar Wireless Corporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Polar Wireless Corp., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the April 30, 2010 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as amended and filed filed with the Securities and Exchange Commission on March 1, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Polar Wireless Corp. (the “Company”) was incorporated in the State of Nevada on April 3, 2006 and established a fiscal year end of October 30.  It is a development stage Company.

Going Concern

To date the Company has little operations and no revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we attain our goal of becoming a major supplier and supporter of easy-to-use open-source network security software that works seamlessly in the background to protect computers and computer networks. Our “set it and forget it” approach is designed  to free uses to concentrate on the work that makes them more productive while the security of their systems is monitored automatically without the user being required to actively monitor the process.  Polar plans to provide three network security products. The first will be ChainMail, an easy to use freeware document protection (encryption) application.  ChainMail will allow users to encrypt outgoing email messages and decrypt incoming messages. The second product is ChainMail Pro, a retail version of ChainMail that will have more features and functionality than the freeware version.  The third is Impasse, a network intrusion detection application which monitors networks and detects activity that indicates the presence of an intruder on the network.

We plan (i) to complete the amalgamation/merger and other transactions contemplated by that certain letter of intent dated January 4, 2011, by and between the Company and 2230354 Ontario Limited, an Ontario, Canada corporation, and (ii) complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K (File No. 000-54131), as amended and filed with the Securities and Exchange Commission on March 1, 2011.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Net Loss Per Share

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

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

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

 Results of Operations

Three-Month Periods Ended January 31, 2011 and January 31, 2010

We recorded no revenues for the three months ended January 31, 2011 and January 31, 2010.  From the period of April 3, 2006 (inception) to January 31, 2011, we recorded no revenues.

General and administrative expenses were $88,500 for the three months ending January 31, 2011.   Operating expenses, consisting solely of general and administrative expenses in this third quarter ended January 31, 2011 consist primarily of board of director liability insurance, accounting and legal fees.  From the period of April 3, 2006 (inception) to January 31, 2011, we incurred operating expenses of $205,397.

Liquidity and Capital Resources

At January 31, 2011, we had a cash balance of $0.  We do not have sufficient cash on hand to commence our plan of operation for the next 12 months or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common or preferred stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2011.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

Appointment of Director

Effective February 1, 2011, the board of directors appointed George Perlin a director of the Polar Wireless Corp. (the “Company”) for a term expiring February 1, 2011.

Mr. Perlin, age 52, has acted as a consultant regarding Fire Prevention Barriers and vertical and ground transportation to various businesses since 2008.  From September 1998 to 2008, Mr. Perlin served as President of Eveready Closures, of Concord, Ontario, Canada.  From April 1991 to August 1998, Mr. Perlin acted as General Manager and VP of North American operation (EEC Inc) at Lift Components Manufacturing & Commerce GMBH, (LMC Group) of Wiedenzhausen, Germany.  From May 1985 to March 1991, Mr. Perlin was a Sales Engineer for Dover Elevator Corp. of Mississauga, Ontario, where he was responsible for the analyzing and writing specifications for vertical transportation, preparation of tenders and bids and direct sales, and the successful design, tender and completion of the BCE 2 project.  From June 1981 to May 1985, Mr. Perlin was employed as an Application Engineer/Assistant of Production Manager for an Affiliated Engineering Inc. and Mining division of Wajax Industries of Mississauga, Ontario, Canada.  From 1977 to 1981, Mr. Perlin attended McMaster University of Hamilton, Ontario, Canada, where he earned Bachelor of Applied Science in 1981. These experiences, qualifications and attributes have led to our conclusion that Mr. Perlin should be serving as a member of our Board of Directors in light of our business and structure.

Mr. Perlin is not a party to any agreement, arrangement or interested transaction with the Company, does not have any arrangement or understanding with any other person, pursuant to which he was selected as a director, and is not appointed to any committees of the board of directors.

Status of Transactions Contemplated by Letter of Intent

Under Item 8.01 of Current Report on Form 8-K (File No. 000-54131), filed with the Securities and Exchange Commission on January 5, 2010, we disclosed that we had entered into that certain letter of intent (the “letter of Intent”) dated January 4, 2011, by and among the Company, Polar Wireless Corporation, an Ontario, Canada, corporation (“Polar Wireless Ontario”) and 2230354 Ontario Limited, an Ontario, Canada corporation (“2230354 Ontario”).   The Letter of Intent is a contract which requires the parties to consummate an amalgamation/merger of the businesses of the respective parties to the Letter of Intent.  A copy of the letter of intent is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Though none of the conditions precedent to the Letter of Intent have been consummated, the Company anticipates that the transactions contemplated by the Letter of Intent to be effected not later than May 15, 2011.  The transactions contemplated by the Letter of Intent are subject to customary closing conditions.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.
Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.2 10.1	Bylaws (1) Letter of intent dated January 4, 2011 by and between 22303354 Ontario Inc. and Polar Wireless Corp., a Nevada corporation.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.
(2) Incorporated by reference to the Company’s Amendment No. 2 to Annual Report on Form 10-K (File No. 000-54131), as filed with the Securities and Exchange Commission on March 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLAR WIRELESS CORP.
(Name of Registrant)

Date: March 22, 2011	By:	/s/ G. Kelly O’Dea
Name: G. Kelly O’Dea
Title: President

Date: March 22, 2011	By:	/s/ Shane Carroll
Name: Shane Carroll
Title: Secretary, principal financial officer and principal accounting officer

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
10.1	Letter of intent dated January 4, 2011 by and between 22303354 Ontario Inc. and Polar Wireless Corp., a Nevada corporation.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.

(2) Incorporated by reference to the Company’s Amendment No. 2 to Annual Report on Form 10-K (File No. 000-54131), as filed with the Securities and Exchange Commission on March 1, 2011.